Form 10-Q
period 2010-09-30
Corridor Ventures I Acquisition Corp.
filed 2010-11-15
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-54083

CORRIDOR VENTURES I ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3183663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

995 Orion Court, Merrick, NY	11566
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (212) 671-1021

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [    ]           No [  X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  X  ]          No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [     ]

As of November 15, 2010, there were 2,000,000 shares of company common stock issued and outstanding.

CORRIDOR VENTURES I ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		3

Item 1.	Financial Statements (unaudited)	4

	Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	4

	Statements of Operations for the six months and three months ended September 30, 2010 and for the period from inception (February 22, 2010) through September 30, 2010 (unaudited)	5

	Statement of Changes in Stockholders’ Deficit for the period from inception (February 22, 2010) through September 30, 2010 (unaudited)	6

	Statements of Cash Flows for the six months ended September 30, 2010 and for the period from inception (February 22, 2010) through September 30, 2010 (unaudited)	7

	Notes to unaudited Financial Statements for the six and three months ended September 30, 2010 and for the period from inception (February 22, 2010) through September 30, 2010	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Removed and Reserved	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		17

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under "Description of Business" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations". These uncertainties and other factor include, but are not limited to: our ability to locate a business opportunity for merger; the terms of our acquisition of or participation in a business opportunity; and the operating and financial performance of any business combination with us.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements, and the reader is advised to consult any further disclosures made on related subjects in our future SEC filings.

Item 1. Financial Statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2010
ASSETS	(Unaudited)	March 31, 2010
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Amount due to a stockholder	$1,950	$750

Total Current Liabilities	1,950	750

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIENCY
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding September 30, 2010 and March 31, 2010	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
2,000,000 issued and outstanding September 30, 2010 and March 31, 2010	2,000	2,000
Stock Subscription receivable	(1,000)	(1,000)
Deficit accumulated during development stage	(2,950)	(1,750)

Total Stockholders’ Deficiency	(1,950)	(750)

Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

			February 22,
	For The Six	For The Three	2010 (inception)
	Months Ended	Months Ended	through
	September 30	September 30	September 30
	2010	2010	2010
Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses
Organization and related expenses	1,200	1,200	2,950

Total General & Administrative Expenses	1,200	1,200	2,950

Net Loss	$(1,200)	$(1,200)	$(2,950)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
UNAUDITED

					Deficit
					Accumulated
	Common		Additional		During	Total
	stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	deficit

Issue of common stock for services on February 22, 2010 (inception)	1,000,000	$1,000	$-	$-	$-	$1000
Shares issued for stock Subscription receivable	1,000,000	1,000	-	(1,000)	-	-
Net loss	-	-	-	-	(1,750)	(1,750)

Balances, March 31, 2010	2,000,000	$2,000	$-	$(1,000)	$(1,750)	$(750)

Net loss	-	-	-	-	(1,200)	(1,200)

Balances, September 30, 2010 - unaudited	2,000,000	$2,000	$-	$(1,000)	$(2,950)	$(1,950)

See accompanying notes to financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

		For the period
	For The Six	from February 22, 2010
	Months Ended	(inception) to
	September 30	September 30
	2010	2010
Cash flows from operating activities:
Net loss	$(1,200)	$(2,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Services for stock-related party	-	1,000

Net cash used in operating activities	(1,200)	(1,950)

Cash flows from financing activities:
Advance from a stockholder	1,200	1,950

Net cash flows provided by financing activities	1,200	1,950

Net increase (decrease) in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Non cash Investing and Financing Activities:
Common stock issued to founder for services rendered	$-	$1,000
Common stock subscription	$-	$1,000
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See accompanying notes to financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH SEPTEMBER 30, 2010

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of the Corridor Ventures I Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2010.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Corridor Ventures I Acquisition Corp. included in these financial statements.

Note 2- Organization and Description of Business

Corridor Ventures I Acquisition Corp. (the “Company”), a Nevada “blank check” Company, was incorporated on February 22, 2010. The Company intends to seek a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company currently has no operations.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH SEPTEMBER 30, 2010

Note 3 - Summary of Significant Accounting Policies - continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected March 31 as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Subscriptions Receivable

At September 30, 2010 and March 31, 2010, the Company had subscriptions receivable of $1,000 for the purchase of 1,000,000 of its common stock.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH SEPTEMBER 30, 2010

Note 3 - Summary of Significant Accounting Policies - continued

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15.

Income Taxes

The Company has adopted the provisions of FASB ASC 740, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At September 30, 2010 and March 31, 2010, the Company did not have any stock equivalents.

Note 4 - Recent Changes in Accounting Standards

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 5 – Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH SEPTEMBER 30, 2010

Note 6 – Income Taxes

For the period ended September 30, 2010 and March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,950 at September 30, 2010, and will expire in the year 2030. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30,	March 31,
Deferred tax asset attributable to:	2010	2010
Net operating loss carryover	$1,003	$595
Valuation allowance	(1,003)	(595)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

	For The Six	For The Three
	Months Ended	Months Ended
	September 30, 2010	September 30, 2010

- Current tax	$-	$-
- Change in deferred tax asset	408	408
- Change in valuation allowance	(408)	(408)
	$-	$-

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through September 30, 2010 by the Company.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH SEPTEMBER 30, 2010

Note 6 – Income Taxes - continued

For the period ended September 30, 2010, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of September 30, 2010, the Company did not accrue any interest and penalties.

Note 7 – Shareholders’ Deficit

The Company’s Articles of Incorporation authorize 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value Preferred stock. On February 22, 2010, the Company issued 1,000,000 shares of its Common Stock to the Company’s sole director, President, Treasurer and Secretary and Incorporator, in exchange for services rendered to form and incorporate the Company and develop its business plan and format. The Company valued these shares at the value of services rendered and recorded $1,000 of organizational expenses. On February 22, 2010 the Company issued 1,000,000 shares of its common stock to the Company’s President, Secretary and Treasurer in exchange for a $1,000 stock subscription receivable. The Company sold the shares at $0.001, the par value of the common stock.

Note 8 – Subsequent Event

The Company evaluated subsequent events through the time of issuance of the financial statements. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to filing Exchange Act reports and investigating, analyzing and consummating an acquisition. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations following a reverse merger transaction and, before such time, to obtain loans or other financing from our sole officer and director, David Waldman, or from third parties. We have not identified any third parties that may be willing to make us loans or provide us with other financing and we believe that it is unlikely that we will be able to identify third parties willing to make loans to us or provide us with other financing at any time prior to a reverse merger transaction with an operating company. We have no identified source of liquidity that can pay for these costs that we expect to incur during the next 12 months other than funds that may be loaned to us or invested in us by our sole officer and director, David Waldman. Mr. Waldman has indicated that he intends to pay for the expenses necessary for us to operate, including the expenses necessary to file reports with the SEC and to seek out an acquisition target, until we consummate a business combination. Although Mr. Waldman has made such indication, he is not legally committed to make any further loan or investment to us and if he were to stop making loans or investments in amounts necessary to cover our expenses, we would have no other known source of liquidity and would likely have to wind down all operations.

In reviewing potential acquisition targets, we may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15.

Income Taxes

The Company has adopted the provisions of FASB ASC 740, "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item as we are a "smaller reporting company."

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of David K. Waldman, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2010. Based upon, and as of the date of this evaluation, Mr. Waldman, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit

31*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
.
_____________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRIDOR VENTURES I ACQUISITION CORP.

November 15, 2010	By:	/s/ David K. Waldman
David K. Waldman, Chief Executive
Officer, President, Secretary, Chief
Financial Officer, Treasurer and Director
Principal Executive Officer Principal Financial Officer