Form 10-Q
period 2010-12-31
Corridor Ventures I Acquisition Corp.
filed 2011-02-08
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54083

CORRIDOR VENTURES I ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3183663
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

995 Orion Court,
Merrick, NY	11566
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): (212) 671-1021

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ___         No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X            No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [     ]

As of February 8, 2011, there were 2,000,000 shares of company common stock issued and outstanding.

CORRIDOR VENTURES I ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		2

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010	3

	Statements of Operations for the nine months and three months ended December 31, 2010 and for the period from inception (February 22, 2010) through December 31, 2010 (unaudited)	4

	Statement of Changes in Stockholders’ Deficit for the period from inception (February 22, 2010) through December 31, 2010 (unaudited)	5

	Statements of Cash Flows for the nine months ended December 31, 2010 and for the period from inception (February 22, 2010) through December 31, 2010 (unaudited)	6

	Notes to Financial Statements for the nine and three months ended December 31, 2010 and for the period from inception (February 22, 2010) through December 31, 2010 (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Removed and Reserved	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

SIGNATURES		16

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These uncertainties and other factor include, but are not limited to: our ability to locate a business opportunity for merger; the terms of our acquisition of or participation in a business opportunity; and the operating and financial performance of any business combination with us.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements, and the reader is advised to consult any further disclosures made on related subjects in our future SEC filings.

Item 1. Financial Statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2010
ASSETS	(Unaudited)	March 31, 2010
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to a stockholder	$1,555	$750

Total Current Liabilities	1,555	750

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding December 31, 2010 and March 31, 2010	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 2,000,000 issued and outstanding December 31, 2010 and March 31, 2010	2,000	2,000
Stock subscription receivable	-	(1,000)
Deficit accumulated during development stage	(3,555)	(1,750)

Total Stockholders’ Deficit	(1,555)	(750)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

	For The Nine Months Ended December 31, 2010	For The Three Months Ended December 31, 2010	February 22, 2010 (inception) through December 31, 2010
Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses
Organization and related expenses	1,805	605	3,555

Total General & Administrative Expenses	1,805	605	3,555

Net Loss	$(1,805)	$(605)	$(3,555)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to unaudited financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
	Common		Additional		During	Total
	stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	deficit

Issue of common stock for services on February 22, 2010 (inception)	1,000,000	$1,000	$-	$-	$-	$1,000
Shares issued for stock subscription receivable	1,000,000	1,000	-	(1,000)	-	-
Net loss	-	-	-	-	(1,750)	(1,750)

Balances, March 31, 2010 - audited	2,000,000	$2,000	$-	$(1,000)	$(1,750)	$(750)
Stock subscription received	-	-	-	1,000	-	1,000
Net loss	-	-	-	-	(1,805)	(1,805)

Balances, December 31, 2010 - unaudited	2,000,000	$2,000	$-	$-	$(3,555)	$(1,555)

See accompanying notes to unaudited financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

	For The Nine Months Ended December 31, 2010	For the period from February 22 (inception) to December 31, 2010
Cash flows from operating activities:
Net loss	$(1,805)	$(3,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Services for stock-related party	-	1,000

Net cash used in operating activities	(1,805)	(2,555)

Cash flows from financing activities:
Advance from a stockholder	1,805	2,555

Net cash flows provided by financing activities	1,805	2,555

Net increase (decrease) in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued to founder for services rendered	$-	$1,000
Stock subscription received through reduction of amount due to a stockholder	$1,000	$-

See accompanying notes to unaudited financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH DECEMBER 31, 2010
UNAUDITED

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

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH DECEMBER 31, 2010
UNAUDITED

Note 4 - Summary of Significant Accounting Policies - continued

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Subscriptions Receivable

At December 31, 2010 and March 31, 2010, the Company had subscriptions receivable of $0 and $1,000 for the purchase of 1,000,000 of its common stock, respectively.

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15, “Start-Up Costs”.

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

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB ASC 260, “Earnings Per Share”. At December 31, 2010 and March 31, 2010, the Company did not have any stock equivalents.

Note 5 - Recent Changes in Accounting Standards

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH DECEMBER 31, 2010
UNAUDITED

Note 6 – Going Concern

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

Note 7 – Income Taxes

For the period ended December 31, 2010 and March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,555 at December 31, 2010, and will expire in the year 2030. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	December 31, 2010	March 31, 2010
Net operating loss carryover	$1,209	$595
Valuation allowance	(1,209)	(595)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

	For The Nine	For The Three
	Months Ended	Months Ended
	December 31, 2010	December 31, 2010

- Current tax	$-	$-
- Change in deferred tax asset	614	206
- Change in valuation allowance	(614)	(206)
	$-	$-

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through December 31, 2010 by the Company.

For the period ended December 31, 2010, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of December 31, 2010, the Company did not accrue any interest and penalties.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH DECEMBER 31, 2010
UNAUDITED

Note 8 – Stockholders’ Deficit

The Company’s Articles of Incorporation authorize 200,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value Preferred stock. On February 22, 2010, the Company issued 1,000,000 shares of its Common Stock to the Company’s sole director, President, Treasurer and Secretary and Incorporator, in exchange for services rendered to form and incorporate the Company and develop its business plan and format. The Company valued these shares at the value of services rendered and recorded $1,000 of organizational expenses. On February 22, 2010 the Company issued 1,000,000 shares of its common stock to the Company’s President, Secretary and Treasurer in exchange for a $1,000 stock subscription receivable. The Company sold the shares at $0.001, the par value of the common stock. Stock subscription receivable is $0 and $1,000 as of December 31, 2010 and March 31, 2010, respectively.

Note 9- Subsequent Event

The Company evaluated subsequent events through the time of issuance of the financial statements. Pursuant to the requirements of FASB ASC 855, “Subsequent Events”, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.

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

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15, “Start-Up Costs”.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item as we are a “smaller reporting company.”

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of David K. Waldman, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2010. Based upon, and as of the date of this evaluation, Mr. Waldman, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

February 8, 2011

By: /s/ David K. Waldman
David K. Waldman,
Chief Executive Officer, President, Secretary,
Chief Financial Officer, Treasurer and Director
Principal Executive Officer
Principal Financial Officer