Form 10-Q
period 2011-09-30
Corridor Ventures I Acquisition Corp.
filed 2012-05-01
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Yes [X]                                             No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]

As of May 1, 2012, there were 2,000,000 shares of company common stock issued and outstanding.

CORRIDOR VENTURES I ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements	2

Item 1.	Financial Statements (unaudited)	3

Condensed Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	3

Condensed Statements of Operations for the six months and three months ended September 30, 2011 and 2010, and for the period from inception (February 22, 2010) through September 30, 2011 (unaudited)	4

Condensed Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and for the period from inception (February 22, 2010) through September 30, 2011 (unaudited)	5

Notes to Condensed Financial Statements for the six months and three months ended September 30, 2011 and 2010, and for the period from inception (February 22, 2010) through September 30, 2011 (unaudited)	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	13

SIGNATURES	14

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

Item 1. Financial Statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
ASSETS	(Unaudited)
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$2,000	$-
Amount due to stockholder	-	2,805

Total Current Liabilities	2,000	2,805

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding September 30, 2011 and March 31, 2011	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 2,000,000 issued and outstanding September 30, 2011 and March 31, 2011	2,000	2,000
Additional paid-in Capital	6,075	-
Deficit accumulated during development stage	(10,075)	(4,805)

Total Stockholders’ Deficit	(2,000)	(2,805)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	For The		For The		February 22, 2010
	Six Months		Three Months		(inception)
	Ended		Ended		through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Revenues
Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-
General & Administrative Expenses
Organization and related expenses	5,270	1,200	2,000	1,200	10,075

Total General & Administrative Expenses	5,270	1,200	2,000	1,200	10,075

Net Loss	$(5,270)	$(1,200)	$(2,000)	$(1,200)	$(10,075)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For The		February 22, 2010
	Six Months Ended		(inception) through
	September 30,		September 30,
	2011	2010	2011
Cash flows used in operating activities:
Net loss	$(5,270)	$(1,200)	$(10,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Services for stock-related party	-	-	1,000
Changes in Assets and Liabilities:
Increase in accrued expense	2,000	-	2,000
Net cash used in operating activities	(3,270)	(1,200)	(7,075)
Cash flows from financing activities:
Advance from stockholder	3,270	1,200	7,075
Net cash flows provided by financing activities	3,270	1,200	7,075
Net increase (decrease) in cash	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-
Non cash Investing and Financing Activities:
Common stock issued to founder for services rendered	$-	$-	$1,000
Stock subscription received through reduction of amount due to a stockholder	$-	$-	$1,000
Waiver of loan by stockholder	$6,075	$-	$6,075

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH SEPTEMBER 30, 2011

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Corridor Ventures I Acquisition Corp. included in these financial statements.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH SEPTEMBER 30, 2011

Note 3 - Summary of Significant Accounting Policies - continued

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

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB ASC 260 “Earnings Per Share”. At September 30, 2011 and March 31, 2011, the Company did not have any stock equivalents.

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

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH SEPTEMBER 30, 2011

Note 6 - Income Taxes

For the period ended September 30, 2011 and March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $10,075 at September 30, 2011, and will expire in the year 2031. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30,	March 31,
Deferred tax asset attributable to:	2011	2011
Net operating loss carryover	$3,426	$1,633
Valuation allowance	(3,426)	(1,633)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not expected, as such, a full valuation allowance against the net operating loss carry-forward has been provided as of September 30, 2011 and March 31, 2011.

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through September 30, 2011 by the Company.

For the period ended September 30, 2011, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of September 30, 2011, the Company did not accrue any interest and penalties.

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

On March 14, 2011, the Company’s previous President, Secretary and Treasurer resigned from his positions and remains a minority stockholder of the Company.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Yang Lin, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Mr. Lin, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

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

Date: May 1, 2012

CORRIDOR VENTURES I ACQUISITION CORP.

By: /s/Yang Lin
        Yang Lin
        Chief Executive Officer, Chief Financial Officer and Director
        (Principal Executive Officer and Principal Accounting Officer)