Form 10-Q
period 2011-12-31
Corridor Ventures I Acquisition Corp.
filed 2012-05-01
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

CORRIDOR VENTURES I ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements	2

Item 1.	Financial Statements (unaudited)	3

Condensed Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011	3

Condensed Statements of Operations for the nine months and three months ended December 31, 2011 and 2010, and for the period from inception (February 22, 2010) through December 31, 2011 (unaudited)	4

Condensed Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and for the period from inception (February 22, 2010) through December 31, 2011 (unaudited)	5

Notes to Condensed Financial Statements for the nine months and three months ended December 31, 2011 and 2010, and for the period from inception (February 22, 2010) through December 31, 2011 (unaudited)	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	13

SIGNATURES	14

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

Item 1. Financial Statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
ASSETS	(Unaudited)
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$2,000	$-
Amount due to stockholder	-	2,805

Total Current Liabilities	2,000	2,805

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding December 31, 2011 and March 31, 2011	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 2,000,000 issued and outstanding December 31, 2011 and March 31, 2011	2,000	2,000
Additional paid-in Capital	6,075	-
Deficit accumulated during development stage	(10,075)	(4,805)

Total Stockholders’ Deficit	(2,000)	(2,805)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	For The		For The		February 22, 2010
	Nine Months		Three Months		(inception)
	Ended		Ended		through
	December 31,		December 31		December 31,
	2011	2010	2011	2010	2011
Revenues
Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-
General & Administrative Expenses
Organization and related expenses	5,270	1,805	-	605	10,075

Total General & Administrative Expenses	5,270	1,805	-	605	10,075

Net Loss	$(5,270)	$(1,805)	$-	$(605)	$(10,075)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average number of shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For The		February 22, 2010
	Nine Months Ended		(inception) through
	December 31,		December 31,
	2011	2010	2011
Cash flows used in operating activities:
Net loss	$(5,270)	$(1,805)	$(10,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Services for stock-related party	-	-	1,000
Changes in Assets and Liabilities:
Increase in accrued expense	2,000		2,000
Net cash used in operating activities	(3,270)	(1,805)	(7,075)
Cash flows from financing activities:
Advance from stockholder	3,270	1,805	7,075
Net cash flows provided by financing activities	3,270	1,805	7,075
Net increase (decrease) in cash	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-
Non cash Investing and Financing Activities:
Common stock issued to founder for services rendered	$-	$-	$1,000
Stock subscription received through reduction of amount due to a stockholder	$-	$1,000	$1,000
Waiver of loan by stockholder	$6,075	$-	$6,075

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH DECEMBER 31, 2011

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Corridor Ventures I Acquisition Corp. included in these financial statements.

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

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH DECEMBER 31, 2011

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

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB ASC 260 “Earnings Per Share”. At December 31, 2011 and March 31, 2011, the Company did not have any stock equivalents.

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

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH DECEMBER 31, 2011

Note 6 - Income Taxes

For the period ended December 31, 2011 and March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $10,075 at December 31, 2011, and will expire in the year 2031. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	March 31,
Deferred tax asset attributable to:	2011	2011
Net operating loss carryover	$3,426	$1,633
Valuation allowance	(3,426)	(1,633)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not expected, as such, a full valuation allowance against the net operating loss carry-forward has been provided as of December 31, 2011 and March 31, 2011.

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through December 31, 2011 by the Company.

For the period ended December 31, 2011, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of December 31, 2011, the Company did not accrue any interest and penalties.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Yang Lin, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2011. Based upon, and as of the date of this evaluation, Mr. Lin, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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