Form 10-K
period 2012-03-31
Corridor Ventures I Acquisition Corp.
filed 2012-05-01
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [X]                                   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $15,385

There were a total of 2,000,000 shares of the registrant’s common stock outstanding as of May 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CORRIDOR VENTURES I ACQUISITION CORP.
Annual Report on FORM 10-K
For the Fiscal Year Ended March 31, 2012
TABLE OF CONTENTS

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

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

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

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

Holders.

As of March 31, 2012, there were two holders of record of our common stock. There is an aggregate of 2,000,000 shares of our Common Stock issued and outstanding.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of March 31, 2012 and 2011 begins on page F-1 of this annual report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, Mr. Yang Lin, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Yang concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of March 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

During the fourth quarter of fiscal year ended March 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2012, but was not reported.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions Held
Yang Lin	36	Chief Executive Officer, President, Chief Financial Officer, Treasurer Secretary, and Sole Director

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. Our board of directors has determined that we do not have at least one “audit committee financial expert.” We have only limited operations at this time. If our operations become more significant in the future, we may seek to recruit an audit committee financial expert.

Prior Blank Check Company Experience

As indicated below, our management also serves as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Corridor Ventures II Acquisition Corp.	August 13, 2010	Pending.	000-54084 .	None.	Yang Lin serves as the Chief Executive Officer, President, Chief Financial Officer, Secretary and sole director.

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

Board Meetings and Annual Meeting

During fiscal year ended March 31, 2012, our Board of Directors did not meet. We did not hold an annual meeting in 2011.

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

Mr. Yang Lin

•	Leadership and Management experience – has been the Executive Director of Junwei Financial since 2007

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended March 31, 2012, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

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

There were no grants of any plan based awards for the period from inception (February 22, 2010) through March 31, 2012. Except for 1,000,000 shares of restricted common stock that we issued to our former Chief Executive Officer on February 22, 2010 (inception), which was not issued under a plan, there are no outstanding equity awards at March 31, 2012. No options were exercised or vested for the period from inception (February 22, 2010) through March 31, 2012. There is no Non Qualified Deferred Compensation Plan.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

We do not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that we complete a reverse merger or business combination.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the years ended March 31, 2012 and 2011. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and principal position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation
Yang Lin (a) Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary	Year 2011 2012	($) $0 $0	($) $0 $0	($) (c) $0 $0	($) $0 $0	($) $0 $0	($) $0 $0	($) $0 $0	Total ($) $0 $0
David K. Waldman (b), Former Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary	2011 2012	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our Common Stock as of May 1, 2012 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

		Amount and Nature	Percent of Class
Title of Class	Name and Address of Beneficial Owner	of Beneficial Ownership	(%)(3)
		(1)(2)

Common Stock	Yang Lin	1,950,000 (1)	97.5%

Common Stock	Asia Junwei Group	1,950,000 (2)	97.5%

Common Stock	Jian Wu	1,950,000 (3)	97.5%

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Parties

We did not engage in any transactions since the beginning of our 2012 fiscal year, and do not propose to currently engage in any transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the indicated periods:

	Year Ended	Year Ended
	March 31,	March 31,
	2012	2011
Audit fees(1)	$2,000	$3,000
Audit-related fees(2)	--	--
Tax fees	--	--
All other fees	--	--

Total	$2,000	$3,000
__________________
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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by EFP Rotenberg LLP for our consolidated financial statements as of and for the year ended March 31, 2012.

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
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

CORRIDOR VENTURES I ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Corridor Ventures I Acquisition Corp

We have audited the accompanying balance sheets of Corridor Ventures I Acquisition Corp as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2012 and for the period since inception (February 22, 2010) through March 31, 2012. Corridor Ventures I Acquisition Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corridor Ventures I Acquisition Corp as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012 and for the period since inception (February 22, 2010) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
May 1, 2012

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

		March 31,		March 31,
ASSETS		2012		2011
Current assets:
Cash	$		$
		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses		$2,000		$-
Amount due to stockholder		-		2,805
.
Total Current Liabilities		2,000		2,805

Commitments and contingencies		-		-

STOCKHOLDERS’ DEFICIT
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding March 31, 2012 and 2011		-		-
Common stock, $0.001 par value, 200,000,000 shares authorized; 2,000,000 issued and outstanding March 31, 2012 and 2011		2,000		2,000
Additional paid-in Capital		6,075		-
Deficit accumulated during development stage		(10,075)		(4,805)

Total Stockholders’ Deficit		(2,000)		(2,805)

Total Liabilities and Stockholders’ Deficit		$-		$-

The accompanying notes are an integral part of these financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The		February 22, 2010
	Years Ended		(inception) through
	March 31,		March 31,
	2012	2011	2012

Revenues

Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses

Organization and related expenses .	5,270	3,055	10,075

Total General & Administrative Expenses	5,270	3,055	10,075

Net Loss	$(5,270)	$(3,055)	$(10,075)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)

Basic weighted average number of shares outstanding	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Deficit
					Accumulated
			Additional		During	Total
			Paid-in	Subscription	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	deficit

Issue of common stock for services on February 22, 2010 (inception)	1,000,000	$1,000	$-	$-	$-	$1,000

Shares issued for stock subscription receivable	1,000,000	1,000	-	(1,000)	-	-

Net loss	-	-	-	-	(1,750)	(1,750)

Balances, March 31, 2010	2,000,000	$2,000	$-	$(1,000)	$(1,750)	$(750)

Stock subscription received	-	-	-	1,000	-	1,000

Net loss	-	-	-	-	(3,055)	(3,055)

Balances, March 31, 2011	2,000,000	$2,000	$-	$-	$(4,805)	$(2,805)

Waiver of loan by stockholder	-	-	6,075	-	-	6,075

Net loss	-	-	-	-	(5,270)	(5,270)

Balances, March 31, 2012	2,000,000	$2,000	$6,075	$-	$(10,075)	$(2,000)

The accompanying notes are an integral part of these financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The		February 22, 2010
	Year Ended		(inception) through
	March 31,		March 31,
	2012	2011	2012

Cash flows used in operating activities:

Net loss	$(5,270)	$(3,055)	$(10,075)
Adjustments to reconcile net loss to net cash used in operating activities:

Services for stock-related party	-	-	1,000

Changes in Assets and Liabilities:

Increase in accrued expense	2,000	-	2,000

Net cash used in operating activities	(3,270)	(3,055)	(7,075)

Cash flows provided by activities:

Advance from stockholder	3,270	3,055	7,075

Net cash flows provided by financing activities:	3,270	3,055	7,075

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents, beginning of year	-	-	-

Cash and cash equivalents, end of year	$-	$-	$-

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$-	$-	$-

Cash paid during the year for taxes	$-	$-	$-

Non cash Investing and Financing Activities:

Common stock issued to founder for services rendered	$-	$-	$1,000

Stock subscription received through reduction of amount due to a stockholder	$-	$1,000	$1,000

Waiver of loan by stockholder	$6,075	$-	$6,075

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH MARCH 31, 2012

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

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH MARCH 31, 2012

Note 2 - Summary of Significant Accounting Policies - continued

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

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB ASC 260 “Earnings Per Share”. At March 31, 2012 and 2011, the Company did not have any stock equivalents.

Note 3 - Recent Changes in Accounting Standards

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 4 - Going Concern

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

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH MARCH 31, 2012

Note 5 - Income Taxes

For the year ended March 31, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $10,075 at March 31, 2012, and will expire in the year 2031. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31,	March 31,
Deferred tax asset attributable to:	2012	2011
Net operating loss carryover	$3,426	$1,633
Valuation allowance	(3,426)	(1,633)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not expected, as such, a full valuation allowance against the net operating loss carry-forward has been provided as of March 31, 2012 and 2011.

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through March 31, 2012 by the Company.

For the year ended March 31, 2012, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of March 31, 2012, the Company did not accrue any interest and penalties.

Note 6 - Stockholders’ Deficit

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

Note 7 - Amount Due to a Stockholder

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