Form 10-Q
period 2012-06-30
Corridor Ventures I Acquisition Corp.
filed 2012-08-22
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-54083

CORRIDOR VENTURES I ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3183663
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Changi North Street 1, Singapore	100027
(Address of principal executive offices)	(Zip Code)

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
Yes ☒                                                                          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                No ☐

As of August 21, 2012, there were 2,000,000 shares of company common stock issued and outstanding.

CORRIDOR VENTURES I ACQUISITION CORP.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		2

Item 1.	Financial Statements (unaudited)	3

Condensed Balance Sheets as of June 30, 2012 and March 31, 2012 (unaudited)		F-1

Condensed Statements of Operations for the and three months ended June 30, 2012 and 2011, and for the period from inception (February 22, 2010) through June 30, 2012 (unaudited)		F-2

Condensed Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and for the period from inception (February 22, 2010) through June 30, 2012(unaudited)		F-3

Notes to Condensed Financial Statements for the three months ended June 30, 2012 and 2011, and for the period from inception (February 22, 2010) through June 30, 2012 (unaudited)		F-4 to F-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Mine Safety Disclosures	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURES		7

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

Item 1. Financial Statements

CORRIDOR VENTURES I ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS (UNAUDITED)

Page(s)
Condensed Balance Sheets as of June 30, 2012 and March 31, 2012 (unaudited)	F-1

Condensed Statements of Operations for the three months ended June 30, 2012 and 2011, and for the period from inception (February 22, 2010) through June 30, 2012 (unaudited)	F-2

Condensed Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and for the period from inception (February 22, 2010) through June 30, 2012 (unaudited)	F-3

Notes to Condensed Financial Statements for the three months ended June 30, 2012 and 2011, and for the period from inception (February 22, 2010) through June 30, 2012 (unaudited)	F-4

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2012	March 31, 2012
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$-	$2,000

Total Current Liabilities	-	2,000

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding June 30, 2012 and March 31, 2012	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
2,000,000 issued and outstanding June 30, 2012 and March 31, 2012	2,000	2,000
Additional paid-in Capital	20,575	6,075
Deficit accumulated during development stage	(22,575)	(10,075)

Total Stockholders’ Deficit	-	(2,000)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	For The Three Months Ended	For The Three Months Ended	February 22, 2010 (inception) through
	June 30,	June 30,	June 30,
	2012	2011	2012
Revenues
Revenues	$-	$-	$-
Total revenues	-	-	-
General & Administrative Expenses
Organization and related expenses	12,500	3,270	22,575

Total General & Administrative Expenses	12,500	3,270	22,575

Net Loss	$(12,500)	$(3,270)	$(22,575)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)

Basic weighted average number of shares outstanding	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of these condensed financial statements.

CORRIDOR VENTURES I ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended	February 22, 2010 (inception) through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash flows used in operating activities:
Net loss	$(12,500)	$(3,270)	$(22,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Services for stock-related party	-	-	1,000
Changes in Assets and Liabilities:
(Decrease)/Increase in accrued expense	(2,000)	-	-
Net cash used in operating activities	(14,500)	(3,270)	(21,575)
Cash flows provided by financing activities:
Advance from stockholder	14,500	3,270	21,575
Net cash flows provided by financing activities:	14,500	3,270	21,575
Net increase (decrease) in cash	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period Interest	$-	$-	$-
Taxes	$-	$-	$-
Non cash Investing and Financing Activities:
Common stock issued to founder for services rendered	$-	$-	$1,000
Stock subscription received through reduction of amount due to a stockholder	$-	$-	$1,000
Waiver of loan by stockholder	$14,500	$6,075	$20,575

The accompanying notes are an integral part of these condensed financial statements

CORRIDOR VENTURES I ACQUISITION CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH JUNE 30, 2012

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of the Corridor Ventures I Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2012.

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

On May 2, 2012, Corridor Ventures I Acquisition Corp. (the “Company”), Yang Lin and David Waldman (the “Sellers”) and Varian Limited (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 2,000,000 shares of common stock of the Company, par value $0.001 per share (the “Shares”), representing 100% of the issued and outstanding Shares, for an aggregate purchase price of $21,500 (the “Purchase Price”).

In connection with the closing of the Stock Purchase Agreement, on May 2, 2012, Yang Lin submitted to the Company a resignation letter pursuant to which he resigned from his positions as president, director and chief executive officer of the Company, effective immediately.

On the same day, by a consent to action without meeting by unanimous consent of the board of directors of the Company (the “Board”), the Board accepted the resignation of Yang Lin and appointed Yana Slatina to serve as the sole officer and director of the Company, effective immediately.

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

CORRIDOR VENTURES I ACQUISITION CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH JUNE 30, 2012

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

Income Taxes

The Company has adopted the provisions of FASB ASC 740, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB ASC 260 “Earnings Per Share”. At June 30, 2012 and March 31, 2012, the Company did not have any stock equivalents.

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

CORRIDOR VENTURES I ACQUISITION CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 22, 2010) THROUGH JUNE 30, 2012 AND 2011

Note 6 – Income Taxes

For the three months ended June 30, 2012 and for the year ended March 31, 2012, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $22,575 at June 30, 2012, and will expire in the year 2031. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30,	March 31,
Deferred tax asset attributable to:	2012	2012
Net operating loss carryover	$7,675	$3,426
Valuation allowance	(7,675)	(3,426)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not expected, as such, a full valuation allowance against the net operating loss carry-forward has been provided as of June 30, 2012 and March 31, 2012.

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation.  No such amounts have been incurred or accrued through June 30, 2012 by the Company.

For the three months ended June 30, 2012, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position.  As of June 30, 2012, the Company did not accrue any interest and penalties.

Note 7 – Stockholders’ Deficit

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

Note 8 – Amount Due to a Stockholder

The amount due to a stockholder at June 30, 2012 was waived by the previous stockholder and was credited to additional paid-in capital to reflect the final capital contribution by previous shareholder right after the closing of stock purchase on May 2, 2012.

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

We do not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to filing Exchange Act reports and investigating, analyzing and consummating an acquisition. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations following a reverse merger transaction and, before such time, to obtain loans or other financing from our sole officer and director, Yana Slatina, one of its or Ms. Slatina’s affiliates, or from third parties. We have not identified any third parties that may be willing to make us loans or provide us with other financing and we believe that it is unlikely that we will be able to identify third parties willing to make loans to us or provide us with other financing at any time prior to a reverse merger transaction with an operating company. We have no identified source of liquidity that can pay for these costs that we expect to incur during the next 12 months other than funds that may be loaned to us or invested in us by Ms. Slatina or her affiliates. Ms. Slatina has indicated that she intends to pay for the expenses necessary for us to operate, including the expenses necessary to file reports with the SEC and to seek out an acquisition target, until we consummate a business combination. Although Ms. Slatina has made such indication, she is not legally committed to make any further loan or investment to us and if she were to stop making loans or investments in amounts necessary to cover our expenses, we would have no other known source of liquidity and would likely have to wind down all operations.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Yana Slatina, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2012. Based upon, and as of the date of this evaluation, Ms. Slatina, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRIDOR VENTURES I ACQUISITION CORP.

Date: August 21, 2012	By:	/s/Yana Slatina
Yana Slatina
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)