Form 10-Q
period 2012-09-30
Corridor Ventures I Acquisition Corp.
filed 2012-11-19
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☒ No ☐

As of November 14, 2012, there were 2,000,000 shares of company common stock issued and outstanding.

CORRIDOR VENTURES I ACQUISITION CORP.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		2

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of September 30, 2012 and March 31, 2012 (unaudited)	F-1

	Statements of Operations for the and three months ended September 30, 2012 and 2011, and for the period from inception (February 22, 2010) through September 30, 2012 (unaudited)	F-2

	Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and for the period from inception (February 22, 2010) through September 30, 2012(unaudited)	F-3

	Notes to Financial Statements for the three months ended September 30, 2012 and 2011, and for the period from inception (February 22, 2010) through September 30, 2012 (unaudited)	F-4 to F-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Mine Safety Disclosures	6
Item 5.	Other Information	6
Item 6.	Exhibits	7

SIGNATURES		8

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

Item 1. Financial Statements

Corridor Ventures I Acquisition Corp.
(A Development Stage Company)
September 30, 2012
(unaudited)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars) (unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$–	$–
Total Assets	$–	$–

LIABILITIES

Current Liabilities

Accounts Payable and Accrued Liabilities	$1,583	$2,000
Due to Related Parties	1,304	–
Total Liabilities	2,887	2,000

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 2,000,000 common shares	2,000	2,000
Additional Paid-In Capital	20,575	6,075
Accumulated Deficit during the Development Stage	(25,462)	(10,075)
Total Stockholders’ Deficit	(2,887)	(2,000)
Total Liabilities and Stockholders’ Deficit	$–	$–

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from February 22, 2010 (Date of Inception) to September 30, 2012
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011

Revenues	$–	$–	$–	$–	$–

Operating Expenses
General and administrative	2,887	2,000	15,387	5,270	25,462
Total Operating Expenses	2,887	2,000	15,387	5,270	25,462

Net loss	$(2,887)	$(2,000)	$(15,387)	$(5,270)	$(25,462)

Net Earnings per Share – Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding – Basic	2,000,000	2,000,000	2,000,000	2,000,000

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended September 30, 2012	For the Six Months Ended September 30, 2011	Accumulated from the Period from February 22, 2010 (Date of Inception) to September 30, 2012

Operating Activities

Net loss	$(15,387)	$(5,270)	$(25,462)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued to founder for services	–	–	1,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(417)	2,000	1,583
Due to related parties	1,304	–	1,304
Net Cash Used In Operating Activities	(14,500)	(3,270)	(21,575)

Financing Activities:
Contribution from shareholder	14,500	3,270	20,575
Advance from shareholder	–	–	1,000
Net Cash Provided By Financing Activities	14,500	3,270	21,575
Change in Cash	–	–	–

Cash – Beginning of Period	–	–	–
Cash – End of Period	$–	$–	$–

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

1.	Nature of Operations and Continuance of Business

Corridor Ventures I Acquisition Corp. (the “Company”), a Nevada “blank check” Company, was incorporated on February 22, 2010. The Company intends to seek a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company currently has no operations. The Company is a development stage company as defined by FASB guidelines as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2012, the Company has a working capital deficit of $2,887 and an accumulated deficit of $25,462. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is March 31.

b)    Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)     Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

d)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2012 and March 31, 2012, the Company had no cash equivalents.

e)     Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at September 30, 2012 and March 31, 2012, there were no potentially dilutive securities.

f)     Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

2.	Summary of Significant Accounting Policies (continued)

g)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.      Related Party Transactions

a)	As at September 30, 2012, the Company owes $1,304 (March 31, 2012 - $nil) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)	On June 30, 2012, the amount of $14,500 due to a shareholder was forgiven and credited to additional paid-in capital.

4.     Subsequent events

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

We do not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to filing Exchange Act reports and investigating, analyzing and consummating an acquisition. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations following a reverse merger transaction and, before such time, to obtain loans or other financing from our sole officer and director, Yana Slatina, one of its or Ms. Slatina’s affiliates, or from third parties. We have not identified any third parties that may be willing to make us loans or provide us with other financing and we believe that it is unlikely that we will be able to identify third parties willing to make loans to us or provide us with other financing at any time prior to a reverse merger transaction with an operating company. We have not identified any sources of liquidity that can pay for these costs that we expect to incur during the next 12 months other than funds that may be loaned to us or invested in us by Ms. Slatina or her affiliates. Ms. Slatina has indicated that she intends to pay for the expenses necessary for us to operate, including the expenses necessary to file reports with the SEC and to seek out an acquisition target, until we consummate a business combination. Although Ms. Slatina has made such indication, she is not legally committed to make any further loan or investment to us and if she were to stop making loans or investments in amounts necessary to cover our expenses, we would have no other known source of liquidity and would likely have to wind down all operations.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Yana Slatina, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2012. Based upon, and as of the date of this evaluation, Ms. Slatina, determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORRIDOR VENTURES I ACQUISITION CORP.

Date: November 19, 2012	By:	/s/Yana Slatina
Yana Slatina
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)