Form 10-Q
period 2012-12-31
Corridor Ventures I Acquisition Corp.
filed 2013-02-15
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period December 31, 2012

or

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

+(65) 8688 5566
(Registrant’s telephone number, including area code)

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

As of February 14, 2013, there were 2,000,000 shares of company common stock issued and outstanding.

CORRIDOR VENTURES I ACQUISITION CORP.
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Balance Sheets as of September 30, 2012 and March 31, 2012 (unaudited)	2

	Statements of Operations for the and three months ended September 30, 2012 and 2011, and for the period from inception (February 22, 2010) through September 30, 2012 (unaudited)	3

	Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and for the period from inception (February 22, 2010) through September 30, 2012(unaudited)	4

	Notes to Financial Statements for the three months ended September 30, 2012 and 2011, and for the period from inception (February 22, 2010) through September 30, 2012 (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures.	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	10

Item 1A.	Risk Factors.	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

Item 3.	Defaults Upon Senior Securities.	10

Item 4.	Mine Safety Disclosures.	10

Item 5.	Other Information.	10

Item 6.	Exhibits.	10

SIGNATURES		11

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Corridor Ventures I Acquisition Corp.
(A Development Stage Company)
December 31, 2012
(unaudited)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets
Unaudited
(Expressed in U.S. dollars)

	December 31, 2012	March 31, 2012

ASSETS

Cash	$–	$–

Total assets	$–	$–

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	$3,083	$2,000
Due to related parties	4,163	–

Total liabilities	7,246	2,000

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 2,000,000 common shares	2,000	2,000

Additional Paid-In Capital	20,575	6,075

Accumulated Deficit during the Development Stage	(29,821)	(10,075)

Total stockholders’ deficit	(7,246)	(2,000)

Total liabilities and stockholders’ deficit	$–	$–

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,		From inception ( February 22, 2010) to December 31,
	2012	2011	2012	2011	2012

Revenues	$–	$–	$–	$–	$–

Operating expenses

General and administrative	4,359	–	19,746	5,270	29,821

Total operating expenses	4,359	–	19,746	5,270	29,821

Net loss	$(4,359)	$–	$(19,746)	$(5,270)	$(29,821)

Net Earnings per share – Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – Basic	2,000,000	2,000,000	2,000,000	2,000,000

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended December 31, 2012	For the Nine Months Ended December 31, 2011	From inception (February 22, 2010) to December 31, 2012

Cash flows from operating activities

Net loss for the period	$(19,746)	$(5,270)	$(29,821)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued to founder for services	–	–	1,000

Changes in operating assets and liabilities:

Increase in accounts payable and accrued liabilities	1,083	2,000	3,083
Increase in due to related party	4,163	–	4,163

Net cash used in operating activities	(14,500)	(3,270)	(21,575)

Cash flows from financing activities:

Contribution from shareholder	14,500	3,270	21,575

Net cash provided by financing activities	14,500	3,270	21,575

Change in cash	–	–	–

Cash – Beginning of period	–	–	–

Cash – End of period	$–	$–	$–

Non-cash investing and financing activities

Waiver of loan by shareholder	$14,500	$6,075	$20,575

Supplemental disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2012, the Company has a working capital deficit of $7,246 and an accumulated deficit of $29,821. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

2.	Summary of Significant Accounting Policies (continued)

d)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2012 and March 31, 2012, the Company had no cash equivalents.

e) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  The accompanied financials statements show only basic EPS as the company does not have any potentially dilutive securities as at December 31, 2012 and March 31, 2012.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related party.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012

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

3.      Related Party Transactions

a)	As at December 31, 2012, the Company owes $4,163 (March 31, 2012 - $nil) to the President and CEO of the Company. The amounts owed are unsecured, non-interest bearing, and due on demand.

b)	On June 30, 2012, the amount of $14,500 due to a shareholder was forgiven and credited to additional paid-in capital.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Yana Slatina, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disc

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

CORRIDOR VENTURES I ACQUISITION CORP.

Date: February 15, 2013	By:	/s/Yana Slatina
Yana Slatina
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)