Form 10-K
period 2013-03-31
Corridor Ventures I Acquisition Corp.
filed 2013-07-15
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-54083

CORRIDOR VENTURES I ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3183663
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1 Changi North Street 1, Singapore 100027
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: +(65) 8688 5566

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2012: N/A.

Number of the issuer’s common stock outstanding as of July 15, 2013:  2,000,000

Documents incorporated by reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

Change in Control

On May 2, 2012, the Company, Yang Lin and David Waldman (the “Sellers”) and Varian Limited (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 2,000,000 shares of common stock of the Company, par value $0.001 per share (the “Shares”), representing 100% of the issued and outstanding Shares, for an aggregate purchase price of $21,500 (the “Purchase Price”).

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

The Company was a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act) immediately before the change of control and remains one after as well, as the business of the Company is remaining the same.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Yana Slatina, our sole officer and director. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

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

We plan to search for viable business combination targets by leveraging the contacts of Yana Slatina, our sole officer and director. Ms. Slatina will reach out to professionals to help identify acquisition targets for us.

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

Item 4.             Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters andIssuer Purchases of Equity Securities.

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

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

●
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

Holders.

As of March 31, 2013, there is one holder of record of our common stock. There is an aggregate of 2,000,000 shares of our Common Stock issued and outstanding.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 6.             Selected Financial Data.

Smaller reporting companies are not required to provide the information requested by this item.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

The Company is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Pursuant to Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Allan Schwartz, our sole officer and director. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;
●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;
●
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Plan of Operation

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operation

We have not had any operating income from inception to March 31, 2013.  For the fiscal year ended March 31, 2013, we recognized a net loss of $24,246, as compared to $5,270 for the year ended March 31, 2012. Expenses for the fiscal year ended March 31, 2013 and 2012 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of March 31, 2013, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As discussed above, we incurred net losses of $24,246 for the year ended June 30, 2012. Since inception, we have incurred a net loss of $34,321. Cash used in operating activities during the year ended March 31, 2013 was $14,500. Since inception, cash used in operating activities was $21,575. As of March 31, 2013, we had a stockholders’ deficiency of $11,746. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Ms. Yana Slatina will supervise the search for target companies as potential candidates for a business combination. Ms. Slatina will pay, at her own expense, any costs she incurs in supervising the search for a target company. Ms. Slatina may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Ms. Slatina controls us and therefore has the authority to enter into any agreement binding us. Ms. Slatina as an officer, director and shareholder can authorize any such agreement binding us.

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

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information requested by this item.

Item 8.             Financial Statements and Supplementary Data.

Corridor Ventures I Acquisition Corp.
(A Development Stage Company)

Financial Statements

March 31, 2013
Audited

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Corridor Ventures I Acquisition Corp.

We have audited the accompanying balance sheet of Corridor Ventures I Acquisition Corp., (A Development Stage Company) as of March 31, 2013 and the related statements of operations, stockholder’s deficit, and cash flows for the year ended March 31, 2013 and from inception (February 22, 2010) to March 31, 2013 and Corridor Ventures I Acquisition Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Corridor Ventures I Acquisition Corp. for the year ended March  31, 2012 and from inception (February 22, 2010) to March 31, 2012. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended March 31, 2012 and from inception (February 22, 2010) to March 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corridor Ventures I Acquisition Corp. (A Development Stage Company) as of March 31, 2013 and the result of its operations and its cash flows for the year ended March 31, 2013 and from inception (February 22, 2010) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
June 19, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

Certified Public Accountants│ 280 Kenneth Drive, Suite 100 │ Rochester, New York 14623 │ 585.427.8900 │ EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Corridor Ventures I Acquisition Corp

We have audited the accompanying balance sheets of Corridor Ventures I Acquisition Corp as of March 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended March 31, 2012 and for the period since inception (February 22, 2010) through March 31, 2012. Corridor Ventures I Acquisition Corp's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
May 1, 2012

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
Audited

	March 31, 2013 $	March 31, 2012 $

ASSETS

Cash	–	–

Total Assets	–	–

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	3,583	2,000
Due to related parties	8,163	–

Total Liabilities	11,746	2,000

STOCKHOLDER’S DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 2,000,000 common shares	2,000	2,000

Additional paid-in capital	20,575	6,075

Accumulated deficit during the development stage	(34,321)	(10,075)

Total Stockholder’s Deficit	(11,746)	(2,000)

Total Liabilities and Stockholder’s Deficit	–	–

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
Audited

	For the year ended March 31, 2013 $	For the year ended March 31, 2012 $	From Inception (February 22, 2010) to March 31, 2013 $

Revenues	–	–	–

Operating Expenses

General and administrative	24,246	5,270	34,321

Total Operating Expenses	24,246	5,270	34,321

Net loss	(24,246)	(5,270)	(34,321)
Earnings per share – basic	(0.01)	(0.00)
Weighted Average Number of Common Shares Outstanding	2,000,000	2,000,000

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Statements of Stockholder’s Deficit
(Expressed in U.S. dollars)
From Inception (February 22, 2010) to March 31, 2013
Audited

	Common Stock		Additional Paid-In	Subscriptions	Accumulated
	Shares	Par Value	Capital	receivable	Deficit	Total
	#	$	$	$	$	$

Balance – February 22, 2010 (Date of Inception)	–	–	–	–	–	–

Shares issued for stock subscription receivable	1,000,000	1,000	–	(1,000)	–	–

Shares issued for services	1,000,000	1,000	–	–	–	1,000

Net loss for the period	–	–	–	–	(1,750)	(1,750)

Balance – March 31, 2010	2,000,000	2,000	–	(1,000)	(1,750)	(750)

Stock subscription received	–	–	–	1,000	–	1,000

Net loss for the year	–	–	–	–	(3,055)	(3,055)

Balance – March 31, 2011	2,000,000	2,000	–	–	(4,805)	(2,805)

Amounts contributed by shareholder	–	–	6,075	–	–	6,075

Net loss for the year	–	–	–	–	(5,270)	(5,270)

Balance – March 31, 2012	2,000,000	2,000	6,075	–	(10,075)	(2,000)

Amounts contributed by shareholder	–	–	14,500	–	–	14,500

Net loss for the year	–	–	–	–	(24,246)	(24,246)

Balance – March 31, 2013	2,000,000	2,000	20,575	–	(34,321)	(11,746)

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
Audited

	For the year ended March 31, 2013 $	For the year ended March 31, 2012 $	From Inception (February 22, 2010) to March 31, 2013 $

Cash Flows From Operating Activities

Net loss	(24,246)	(5,270)	(34,321)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued to founder for services	–	–	1,000

Changes in operating assets and liabilities:

Increase in accounts payable and accrued liabilities	1,583	2,000	3,583
Increase in due to related parties	8,163	–	8,163

Net Cash Used In Operating Activities	(14,500)	(3,270)	(21,575)

Cash Flows From Financing Activities:

Contribution from shareholder	14,500	3,270	21,575

Net Cash Provided By Financing Activities	14,500	3,270	21,575

Change in Cash	–	–	–

Cash – Beginning of Period	–	–	–

Cash – End of Period	–	–	–

Non-cash investing and financing activities

Waiver of loan by shareholder	14,500	6,075	20,575

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
Audited

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue in the United States of America, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $24,246 and $5,270 for the years ended March 31, 2013 and March 31, 2012, and a working capital deficiency of $11,746 and an accumulated deficit of $34,321 at March 31, 2013. Management believes that additional capital will be required to fund operations through March 31, 2014 and beyond, as it attempts to seek a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. Management intends to continue funding operating activities. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
Audited

2.      Summary of Significant Accounting Policies (continued)

c)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2013 and 2012, the Company had no cash equivalents.

d)	Basic Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at March 31, 2013 and 2012, there were no potentially dilutive securities, hence the accompanying financials present only basic loss per share.

e)	Financial Instruments

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

The Company’s financial instruments consist principally of accounts payable and accrued liabilities, and amounts due to related parties.  We believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
Audited

2.      Summary of Significant Accounting Policies (continued)

f)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.      Related Party Transactions

a)	As at March 31, 2013, the Company owes $8,163 (March 31, 2012 - $nil) to a person of significant influence of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)	On June 30, 2012, an amount of $14,500 due to a former shareholder was forgiven and credited to additional paid-in capital.

4.      Income Taxes

The Company has $34,321 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes.  As at March 31, 2013, the Company had no uncertain tax positions.

	March 31, 2013 $	March 31, 2012 $

Net loss before taxes	(24,246)	(5,270)
Statutory rate	35%	34%

Computed expected tax recovery	8,486	1,792
Valuation allowance	(8,486)	(1,792)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at March 31, 2013 and March 31, 2012 are as follows:

	March 31, 2013 $	March 31, 2012 $

Deferred Tax Asset	12,012	3,426

Valuation allowance	(12,012)	(3,426)

Net deferred tax asset	–	–

5.      Subsequent events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

Item 9.             Changes In and Disagreements With Accountants On Accounting And Financial Disclosure.

There have been no disagreements with our auditor regarding accounting and financial disclosure.

On October 29, 2012, the Company dismissed EFP Rotenberg, LLP as the Company’s independent registered public accounting firm.

On the same day, the Company appointed De Joya Griffith, LLC as the Company’s new independent registered public accounting firm.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, Ms. Yana Slatina, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Slatina concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

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

During the fourth quarter of fiscal year ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B.          Other Information.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2013, but was not reported.

PART III

Item 10.          Directors, Executive Officers And Corporate Governance.

Identification of Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions Held
Yana Slatina	30	Chief Executive Officer, President, Chief Financial Officer, Treasurer Secretary, and Sole Director

Yana Slatina.  Ms. Slatina has worked in sales, marketing, management, and investor relations in several countries since 2005.  Most recently, she was the Regional Vice President for Sales and Marketing at Tradeology Ltd., a developer of software, where she developed and implemented marketing and sales strategies.  Before she started at Tradeology in 2009, from 2007-2008, Ms. Slatina was the Franchising Manager of the Association of Parquet Producers of Ukraine, a Ukrainian retail and production company, where she created and carried out a franchising system.  Ms. Slatina graduated from the National University of Economics and Law, Ukraine, in 2005, with a bachelor degree and a specialist degree in marketing.  She is fluent in Ukrainian, Russian, and English.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

●
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

Board Meetings and Annual Meeting

During fiscal year ended March 31, 2013, our Board of Directors did not meet. We did not hold an annual meeting in 2012.

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended March 31, 2013, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11.          Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended March 31, 2013, and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (c)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Yana Slatina Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary (1)	2012 2013	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0
Yang Lin Former Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary (2)	2012 2013	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

(1) Ms. Slatina was appointed as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and director as of May 2, 2012.

(2) Mr. Yang became our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and a director on March 14, 2011. Mr. Yang resigned from all positions connected to the Company on May 2, 2012.

Director Compensation

Neither our current nor our former directors have received any compensation for services rendered to us, have received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us.  However, our directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 15, 2013 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 15, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 15, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the Company.

		Amount and Nature
Title of Class	Name and Address of Beneficial Owner	of Beneficial Ownership	Percent of Class (%)(3)

Common Stock	Yang Lin(1)	0	0%

Common Stock	Varian Limited(2)	2,000,000	100%

(1)	Mr. Yang resigned as sole officer and director of the Company on May 2, 2012.

(2)	Ms. Slatina is appointed as the sole director and sole shareholder of Varian Limited.

(3)	Based on 2,000,000 shares of Common Stock issued and outstanding.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Except as disclosed below, we did not engage in any transactions since the beginning of our 2013 fiscal year, and do not propose to currently engage in any transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

As of March 31, 2013, the Company owes $8,163 to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

On June 30, 2012, an amount of $14,500 due to a former shareholder was forgiven and credited to additional paid-in capital.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Item 14.          Principal Accounting Fees and Services.

On October 29, 2012, the Company dismissed EFP Rotenberg, LLP as the Company’s independent registered public accounting firm.

On the same day, the Company appointed De Joya Griffith, LLC as the Company’s new independent registered public accounting firm.

Audit Fees

The aggregate fees billed by  EFP Rotenberg, LLP and De Joya Griffith, LLC for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended March 31, 2013 and for the review of the Company’s financial statements for the periods ended December 31, 2012, September 30, 2012 and June 30, 2012 was $5,500.

Audit Related Fees

There were no fees for audit related services for the years ended March 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended March 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred $2,000 by our former accountant, EFP Rotenberg, LLP and $4,000 by our current accountant, De Joya Griffith, LLC for the fiscal years ended March 31, 2013 and 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number		Description
3.1		Articles of Incorporation of Corridor Ventures I Acquisition Corp. [Incorporated by reference to Exhibit 3.1 of the Form 10 of the Company filed on August 13, 2010.]
3.2		Bylaws of Corridor Ventures I Acquisition Corp. [Incorporated by reference to Exhibit 3.2 of the Form 10 of the Company filed on August 13, 2010.]
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: July 15, 2013

CORRIDOR VENTURES I ACQUISITION CORP.

By:	/s/ Yana Slatina
Yana Slatina
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yana Slatina	President, Chief Executive Officer,	July 15, 2013
Yana Slatina	Chief Financial Officer and Director