Form 10-Q
period 2013-06-30
Corridor Ventures I Acquisition Corp.
filed 2013-08-13
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2013

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

As of August 12, 2013, there were 2,000,000 shares of company common stock issued and outstanding.

CORRIDOR VENTURES I ACQUISITION CORP.
Quarterly Report on Form 10-Q
June 30, 2013
TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements		iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Balance Sheets as of March 31, 3013 and June 30, 2013 (unaudited)	2

	Statements of Operations for the and three months ended June 30, 2013 and 2012, and for the period from inception (February 22, 2010) through June 30, 2013 (unaudited)	3

	Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and for the period from inception (February 22, 2010) through June 30, 2013 (unaudited)	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Mine Safety Disclosures.	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	12

SIGNATURES		13

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These uncertainties and other factor include, but are not limited to: our ability to locate a business opportunity for merger; the terms of our acquisition of or participation in a business opportunity; and the operating and financial performance of any business combination with us.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements, and the reader is advised to consult any further disclosures made on related subjects in our future SEC filings.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Corridor Ventures I Acquisition Corp.
(A Development Stage Company)
June 30, 2013
(Unaudited)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	June 30, 2013 $	March 31, 2013 $

ASSETS

Cash	–	–

Total Assets	–	–

LIABILITIES

Current Liabilities

Accounts Payable and Accrued Liabilities	5,783	3,583
Due to Related Parties	12,663	8,163

Total Liabilities	18,446	11,746

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 2,000,000 common shares	2,000	2,000

Additional Paid-In Capital	20,575	20,575

Accumulated Deficit during the Development Stage	(41,021)	(34,321)

Total Stockholders’ Deficit	(18,446)	(11,746)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)
	For the Three Months Ended June 30, 2013 $	For the Three Months ended June 30, 2012 $	From inception (February 22, 2010) to June 30, 2013 $

Revenues	–	–	–

Operating Expenses

General and administrative	6,700	12,500	41,021

Total Operating Expenses	6,700	12,500	41,021

Net loss	(6,700)	(12,500)	(41,021)
Net Earnings per Share – Basic	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic	2,000,000	2,000,000

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30, 2013 $	For the Three Months Ended June 30, 2012 $	From inception (February 22, 2010) to June 30, 2013 $

Cash Flow From Operating Activities

Net loss	(6,700)	(12,500)	(41,021)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued to founder for services	–	–	1,000

Changes in operating assets and liabilities:

Increase / (Decrease) in Accounts payable and accrued liabilities	2,200	(2,000)	5,783
Increase in Due to related parties	4,500	–	12,663

Net Cash Used In Operating Activities	–	(14,500)	(21,575)

Cash Flow From Financing Activities:

Contribution from shareholder	–	14,500	21,575

Net Cash Provided By Financing Activities	–	14,500	21,575

Change in Cash	–	–	–

Cash – Beginning of Period	–	–	–

Cash – End of Period	–	–	–

Non-cash investing and financing activities

Waiver of loan by shareholder	–	14,500	20,575

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Corridor Ventures I Acquisition Corp. (the “Company”), a Nevada “blank check” Company, was incorporated on February 22, 2010. The Company intends to seek a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company currently has no operations. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2013, the Company has a working capital deficit of $18,446 and an accumulated deficit of $41,021. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is March 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions and the  Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
(Unaudited)

2.    Summary of Significant Accounting Policies (continued)

d)	Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2013 and March 31, 2013, the Company had no cash equivalents.

e)	Net Earnings/ (Loss) per Share

The Company computes net loss per share in accordance with ASC Topic 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at June 30, 2013 and March 31, 2013, there were no potentially dilutive securities, hence the accompanying financial statements present only basic loss per share.

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
(Unaudited)

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

3.    Related Party Transactions

a)	As at June 30, 2013, the Company owes $12,663 (March 31, 2013 - $8,163) to a related party of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

4.    Subsequent events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Corridor Ventures I Acquisition Corp. (“We” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Operation

We have not had any operating income from inception to June 30, 2013.  For the quarter year ended June 30, 2013, we recognized a net loss of $6,700, as compared to $12,500 for the quarter ended June 30, 2012. Expenses for the fiscal quarter ended June 30, 2013 and 2012 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of June 30, 2013, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As discussed above, we incurred net losses of $6,700 for the quarter ended June 30, 2013. Since inception, we have incurred a net loss of $41,021. Cash used in operating activities during the quarter ended June 30, 2013 was $0. Since inception, cash used in operating activities was $21,575. As of June 30, 2013, we had a stockholders’ deficiency of $18,446. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Slatina concluded that as of June 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

CORRIDOR VENTURES I ACQUISITION CORP.

Date: August 12, 2013	By:	/s/Yana Slatina
Yana Slatina
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)