Form 10-Q
period 2013-09-30
Corridor Ventures I Acquisition Corp.
filed 2013-11-21
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2013

or

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

As of November 19, 2013, there were 2,000,000 shares of company common stock issued and outstanding.

CORRIDOR VENTURES I ACQUISITION CORP.
Quarterly Report on Form 10-Q
September 30, 2013
TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements		iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of March 31, 3013 and June 30, 2013 (unaudited)	1

	Statements of Operations for the and three months ended June 30, 2013 and 2012, and for the period from inception (February 22, 2010) through June 30, 2013 (unaudited)	2

	Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and for the period from inception (February 22, 2010) through June 30, 2013 (unaudited)	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	10

Item 1A.	Risk Factors.	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3.	Defaults Upon Senior Securities.	11

Item 4.	Mine Safety Disclosures.	1

Item 5.	Other Information.	11

Item 6.	Exhibits.	11

SIGNATURES		12

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Corridor Ventures I Acquisition Corp.
(A Development Stage Company)
September 30, 2013
(Unaudited)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	September 30, 2013 $	March 31, 2013 $

ASSETS

Cash	–	–

Total Assets	–	–

LIABILITIES

Current Liabilities

Accounts Payable and Accrued Liabilities	12,652	3,583
Due to Related Parties	13,246	8,163

Total Liabilities	25,898	11,746

STOCKHOLDER’S DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 2,000,000 common shares	2,000	2,000

Additional Paid-In Capital	20,575	20,575

Accumulated Deficit during the Development Stage	(48,473)	(34,321)

Total Stockholder’s Deficit	(25,898)	(11,746)

Total Liabilities and Stockholder’s Deficit	–	–

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30, 2013 $	For the Three Months ended September 30, 2012 $	For the Six Months ended September 30, 2013 $	For the Six Months ended September 30, 2012 $	From inception (February 22, 2010) to September 30, 2013 $

Revenues	–	–	–	–	–

Operating Expenses

General and administrative	7,452	2,887	14,152	15,387	48,473

Total Operating Expenses	7,452	2,887	14,152	15,387	48,473

Net loss	(7,452)	(2,887)	(14,152)	(15,387)	(48,473)

Net Earnings per Share – Basic	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic	2,000,000	2,000,000	2,000,000	2,000,000

(The accompanying notes are an integral part of these financial statements)

CORRIDOR VENTURES I ACQUISITION CORP.
A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six Months Ended September 30, 2013 $	For the Six Months Ended September 30, 2012 $	From inception (February 22, 2010) to September 30, 2013 $

Cash Flows From Operating Activities

Net loss	(14,152)	(15,387)	(48,473)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued to founder for services	–	–	1,000

Changes in operating assets and liabilities:

Increase (Decrease) in accounts payable and accrued liabilities	9,069	(417)	12,652
Increase in due to related parties	5,083	1,304	13,246

Net Cash Used In Operating Activities	–	(14,500)	(21,575)

Cash Flow From Financing Activities:

Contribution from shareholder	–	14,500	21,575

Net Cash Provided By Financing Activities	–	14,500	21,575

Change in Cash	–	–	–

Cash – Beginning of Period	–	–	–

Cash – End of Period	–	–	–

Non-cash investing and financing activities

Waiver of loan by shareholder	–	14,500	20,575

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2013, the Company has a working capital deficit of $25,898 and an accumulated deficit of $48,473. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2013 and March 31, 2013, the Company had no cash and cash equivalents.

e)	Net Earnings (Loss) per Share

The Company computes net loss per share in accordance with ASC Topic 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at September 30, 2013 and March 31, 2013, there were no potentially dilutive securities, hence the accompanying financial statements present only basic loss per share.

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

The Company’s financial instruments consist of accounts payable and accrued liabilities, and amounts due to related parties.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

As at September 30, 2013, the Company owes $13,246 (March 31, 2013 - $8,163) to a related party of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Results of Operation

We have not had any operating income from inception to September 30, 2013. For the quarter year ended September 30, 2013, we recognized a net loss of $7,452, as compared to $2,887 for the quarter ended September 30, 2012. Expenses for the fiscal quarter ended September 30, 2013 and 2012 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of September 30, 2013, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As discussed above, we incurred net losses of $7,452 for the quarter ended September 30, 2013. Since inception, we have incurred a net loss of $48,473. Cash used in operating activities during the quarter ended September 30, 2013 was $0. Since inception, cash used in operating activities was $21,575. As of September 30, 2013, we had a stockholders’ deficiency of $25,898. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Slatina concluded that as of September 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
** The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRIDOR VENTURES I ACQUISITION CORP.

Date: November 21, 2013	By:	/s/Yana Slatina
Yana Slatina
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)