Form 10-Q
period 2013-12-31
Clone Algo Inc.
filed 2014-02-14
CIK 1498388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-54083

CLONE ALGO INC.
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

As of February 12, 2013, there were 2,000,000 shares of company common stock issued and outstanding.

CLONE ALGO INC.
Quarterly Report on Form 10-Q
December 31, 2013

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Clone Algo Inc.
(FKA:  Corridor Ventures I Acquisition Corp.)
(A Development Stage Company)
December 31, 2013
(Unaudited)

CLONE ALGO INC.
(FKA: Corridor Ventures I Acquisition Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS
Current Assets
Cash	$–	$–

Total current assets	–	–
Total Assets	$-	$-

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$12,655	$3,583
Due to related parties	21,246	8,163

Total current liabilities	33,901	11,746
Total Liabilities	33,901	11,746

STOCKHOLDER’S DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 2,000,000 common shares	2,000	2,000
Additional paid-in capital	20,575	20,575
Accumulated deficit during the development stage	(56,476)	(34,321)
Total stockholder’s deficit	(33,901)	(11,746)
Total Liabilities and Stockholder’s Deficit	$–	$–

(The accompanying notes are an integral part of these financial statements)

CLONE ALGO INC.
(FKA: Corridor Ventures I Acquisition Corp.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended December 31, 2013	For the Three Months ended December 31, 2012	For the Nine Months ended December 31, 2013	For the Nine Months ended December 31, 2012	From inception (February 22, 2010) to December 31, 2013

Revenues	$–	$–	$–	$–	$–

Operating expenses

General and administrative	8,003	4,359	22,155	19,746	56,476

Total operating expenses	8,003	4,359	22,155	19,746	56,476

Net loss	$(8,003)	$(4,359)	$(22,155)	$(19,746)	$(56,476)

Net earnings per share – Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares Outstanding – Basic	2,000,000	2,000,000	2,000,000	2,000,000

(The accompanying notes are an integral part of these financial statements)

CLONE ALGO INC.
(FKA: Corridor Ventures I Acquisition Corp.)
A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012	From inception (February 22, 2010) to December 31, 2013

Cash flows from operating activities

Net loss	(22,155)	(19,746)	(56,476)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued to founder for services	–	–	1,000

Changes in operating assets and liabilities:

Increase in accounts payable and accrued liabilities	9,072	1,083	12,655
Increase in due to related parties	13,083	4,163	21,246

Net cash used in operating activities	–	(14,500)	(21,575)

Cash flows from financing activities:

Contribution from shareholder	–	14,500	21,575

Net cash provided by financing activities	–	14,500	21,575

Change in cash	–	–	–

Cash – Beginning of period	–	–	–

Cash – End of period	–	–	–

Non-cash investing and financing activities

Waiver of loan by shareholder	–	14,500	20,575

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

CLONE ALGO INC.
(FKA: Corridor Ventures I Acquisition Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Clone Algo Inc. (FKA: Corridor Ventures I Acquisition Corp.) (the “Company”), a Nevada “blank check” Company, was incorporated on February 22, 2010. The Company intends to seek a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company currently has no operations. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company filed for an amendment for name change to Clone Algo, Inc. on 8th January, 2014.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2013, the Company has a working capital deficit of $33,901 and an accumulated deficit of $56,476. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CLONE ALGO INC.
(FKA: Corridor Ventures I Acquisition Corp.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.  As of December 31 and March 31, 2013, the Company had no cash equivalents.

e)	Net Earnings (Loss) per Share

The Company computes net loss per share in accordance with ASC Topic 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at December 31 and March 31, 2013, there were no potentially dilutive securities, hence the accompanying financial statements present only basic loss per share.

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

CLONE ALGO INC.
(FKA: Corridor Ventures I Acquisition Corp.)
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

As at December 31, 2013, the Company owes $21,246 (March 31, 2013 - $8,163) to a related party of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

4.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Clone Algo Inc., f/k/a Corridor Ventures I Acquisition Corp. (“We” or the “Company”), was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Niraj Goel, our sole officer and director. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

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

Recent Developments

Officer/Director Resignation and Appointment

One January 8, 2014, Yana Slatina submitted to the Company a resignation letter pursuant to which she resigned from her position as director of the Company. In addition, Ms. Slatina resigned from her position as President, Chief Executive Officer, and Chief Financial Officer of the Company. Ms. Slatina has agreed to act as the Company’s Secretary until her successor is appointed.  The resignation of Ms. Slatina was not a result of any disagreements relating to the Company’s operations, policies or practices.

On the same day, by a consent to action without meeting by unanimous consent of the board of directors of the Company (the “Board”), the Board accepted the resignation of Ms. Slatina and appointed Niraj Goel to serve as the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

Name Change

On January 8, 2014, the Company filed a Certificate of Amendment to the Company’ s Articles of Incorporation to change the Company’s name from “Corridor Ventures I Acquisition Corp.” to “Clone Algo Inc.”

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

Results of Operation

We have not had any operating income from inception (February 22, 2010) to December 31, 2013. For the three months ended December 31, 2013, we recognized a net loss of $8,003, as compared to $4,359 for the three months ended December 31, 2012. Expenses for the three months ended December 31, 2013 and 2012 were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

As of December 31, 2013, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As discussed above, we incurred net losses of $8,003 for the three months ended December 31, 2013. Since inception (February 22, 2010), we have incurred a net loss of $56,476. Cash used in operating activities during the three months ended December 31, 2013 was $0. Since inception, cash used in operating activities was $21,575. As of December 31, 2013, we had a stockholders’ deficiency of $33,901. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Mr. Niraj Goel will supervise the search for target companies as potential candidates for a business combination. Mr. Goel will pay, at his own expense, any costs he incurs in supervising the search for a target company. Mr. Goel may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require  more significant judgments and estimates in the preparation of financial statements, including the following:

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

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were ineffective to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit	Filing Method

3.1(i)	Articles of Incorporation dated February 22, 2010.	Incorporated by Reference(1)
3.1(ii)	Certificate of Amendment to the Articles of Incorporation dated January 8, 2014.	Incorporated by Reference(2)
3.2	Bylaws	Incorporated by Reference(1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.	Furnished herewith*
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission.
(1) Previously filed as an exhibit to the registration statement on Form 10 filed on August 13, 2010.
(2) Previously filed as an exhibit on the Company’s current report on Form 8-K filed on February 11, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLONE ALGO INC.

Date: February 14, 2014	By:	/s/ Niraj Goel
Niraj Goel
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)