Form 10-K
period 2014-03-31
Clone Algo Inc.
filed 2014-11-21
CIK 1498388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-54083

CLONE ALGO INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3183663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3225 McLeod Drive, Suite 100

Las Vegas, NV 89121

 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: 702-871-8535

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2013: N/A.

Number of the issuer’s common stock outstanding as of November 21, 2014:  697,646,696.

Documents incorporated by reference: The Company’s Current Reports on Form 8-K dated March 12, April 11, April 30, July 3, July 25, August 15, September 11, October 20, and November 7 (all in 2014) .

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

 CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “Clone Algo,” “we,” “us,” “our,” and the “Company,” they refer to Clone Algo Inc. and our subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.          Business.

The 2nd Generation Social Media chart above simplifies the difference between the first generation of social media and the second generation of social media.  Statistics have been provided to show the on-going importance of social media and that social media is here to stay.

The statistics in Powerful Demographic chart above show the reasoning behind the Company’s preference to create the mobile app on the Android platform. Growth in the Android platform correlates with an increased amount of potential users for Clone Algo products.

Overview

Clone Algo Inc. was established in Nevada on February 22, 2010 as a “blank check” company and “shell company” called Corridor Ventures I Acquisition Corp.  Corridor changed its name on January 8, 2014 to Clone Algo Inc., and, on that same date, the Company’s current Non-Executive Chairman of the Board of Directors (the “Board”), Niraj Goel, became its President, Chief Executive Officer, Chief Financial Officer, and Director.

Clone Algo Inc. owns 65% of Clone Algo Pte Ltd., a Singapore company (the “Singapore Subsidiary”).  Mr. Goel owns the other 35% of the Singapore Subsidiary. Algo Markets Limited, a Malaysia company (“Algo Markets”), is a wholly-owned subsidiary of the Singapore Subsidiary and is the subsidiary through which the Company conducts its operations.  As disclosed in a Current Report on Form 8-K that the Company filed with the SEC on March 19, 2014, the Company’s substantive operations began on March 10, 2014 with the acquisition by Algo Markets of certain intellectual property. As disclosed in a Current Report on Form 8-K that the Company filed with the SEC on May 22, 2014, Nitin Damodaran was appointed as the Company’s Chief Executive Officer and Interim Chief Financial Officer on May 21, 2014.

The Company’s management has over 250,000 man-hours of algorithm trading and timing technology development experience, with the Company’s Non-Executive Chairman, Niraj Goel, having over 50,000 man-hours of experience alone over the last 2.5 decades.  The technology being utilized by the Company helped the group of companies controlled by Dragon Holdings AG have over $200 billion of trading volume with major banks and brokers in 2013.

The Company recorded total revenues of $2,107,580 and a net loss of $79,367,511 for the year ended March 31, 2014.

Clone Algo is a technology and innovation driven company which develops ecosystems for the second generation of social media.  This is the evolution from eyeballs and advertisement revenue to recurring transactional revenue.  These transactional revenues are achieved based on fulfilling human and/or industry needs in five areas:

Firstly, helping users attain financial independence with easy to use low risk techniques via the family of Clone Algo products.

Secondly, helping ensure sustainable, progressive and positive growth for the financial service industry by creating life-long clients via insurance on algorithms in trading accounts.

Thirdly, the ease of consistently booking good value travel arrangements via the Travel App.

Fourthly, the convenience of doing your own banking on your mobile phone via the AlgoTrust App.

Lastly, to educate users regarding these ecosystems via Algo TV, Algo Magazines and Algo Newsletter.

Our unique selling point - WE DEVELOP ARTIFICIAL INTELLLIGENCE FOR ALGORITHMS.

The Company’s businesses will be spread out across four different industry sectors: 1) financial technology; 2) algorithmic technology for insurance; 3) algorithmic technology for hospitality and travel; and 4) media services for algorithmic technology. Each sector will operate on its own, or in conjunction with the other sectors.  We are a business to business company that generates the majority of our revenue via brokers, banks, and hedge funds paying us technology fees based on the number of their customers that use our apps and the amount of trading such customers engage in.

The Company’s technology division develops ecosystems for social media, researches timing sciences, develops algorithms as well as risk management systems based on artificial intelligence.

Each social media ecosystem is run by automated algorithms based on artificial technology. Currently, the Company has one key network of social media ecosystems in operation, the Social Investment Network. A Hospitality and Travel Network is currently in beta testing.  A Banking Network is still under development.. Each network will have various ecosystems under it, some of which are already available via Google Play, with a few still under research and development. Front-end delivery of the networks is via mobile applications or desktop software.  Each ecosystem will have its preferred front-end delivery medium.

The Social Investment Network has various ecosystems under it, such as the Clone Algo App, Clone Algo PRO (professional), Clone Algo DIY (do it yourself), Paisa App, and Okane App.  As of November 21, 2014, the Clone Algo App, Clone Algo PRO, and Clone Algo DIY are available to consumers.

The Clone Algo App is an ecosystem which provides users with the knowledge with which to clone trades from various master accounts to the user’s own account with connected brokers, banks, and hedge funds. Front-end delivery for this application is via mobile. Trades available from master accounts for cloning use algorithms, advanced cloning, and non-predictive timing technology. Users are able to clone trades in a variety of markets such as foreign exchange, futures, contract for differences, crude oil, and gold. Similar social investment networks in multiple different languages are currently being developed.

The Clone Algo PRO is an ecosystem designed for fund managers which provides them with the knowledge with which to clone trades from various master accounts to the fund’s account with connected brokers, banks, and hedge funds. Front-end delivery for this application is via desktop software. Trades available from master accounts for cloning use algorithms advanced cloning, and non-predictive timing technology. Users are able to clone trades in a variety of markets such as foreign exchange, futures, contract for differences, crude oil, and gold.

The Clone Algo DIY is an ecosystem designed for the average person. The app provides them with the knowledge with which to clone trades from multiple master accounts to the user’s own account with connected brokers, banks, and hedge funds. Front-end delivery for this application is via mobile. Trades available from master accounts for cloning use algorithms advanced cloning, and non-predictive timing technology. Users are able to clone trades in a variety of markets such as foreign exchange, futures, contract for differences, crude oil, and gold. Each account on Clone Algo DIY is insured and has a low principal amount required for investment. Each account will also be linked with a credit card service provider.

The Hospitality and Travel Network currently has one developed ecosystem called the TravelEzy App.

The TravelEzy App is an ecosystem which uses advanced algorithms and timing-sciences to search and book discounted rates for hotels as well as flights. Front-End delivery for this application is via mobile as well as desktop software.

The Banking Network is currently being developed. It will have an ecosystem called the AlgoTrust App.

The AlgoTrust App will be an ecosystem consisting of an alternative banking system which uses algorithms to process do-it-yourself banking transactions. Front-end delivery for this application will be via mobile as well as desktop software.

The Company will provide Insured Asset Management Products under its Insurance industry sector. These products will be provided in collaboration with insurance companies and will be available to users of the Clone Algo App, Clone Algo Pro and Clone Algo DIY to insure their trading accounts. Insured trading accounts will be subject to terms and conditions.

The Company’s media division develops reliable and up-to-date content for its various media outlets.

Clone Algo TV currently delivers content to consumers via online media platforms such as YouTube.com. Consumers can subscribe to Clone Algo TV on YouTube.com under the user name: CLONEALGO.

Clone Algo Print Magazine is currently under production and will be released every three months. The first issue is expected to be released in early 2015.

Clone Algo E-Magazine is currently under production and will be released every three months. The first issue is expected to be published online in early 2015.

Clone Algo Newsletters are currently under production and will be released once per week. The first issue is expected to be published and sent out to investors and shareholders in early 2015.

Financial Technology Sector

The Social Media Companies chart above shows the revenue capability of transaction-based revenue models over ad-based revenue models as well as the capacity for revenue growth with an increase in users.

The Social Trading Revolution chart above shows a simplified version of the revenue model of Clone Algo and the increased revenue growth of the company as new accounts have signed up each week since the launch of the products.

The Company’s Financial Technology Business Sector has three products available to consumers: 1) Clone Algo PRO, 2) Clone Algo App, and 3) Clone Algo DIY.

The financial technology business is executed by having distribution arrangements with brokers and distributors.  Each client sets up an account with brokers who then provide the mobile app to the clients. A commission is charged per trade when the mobile app trades. The broker pays a licensing fee per trade to Algo Markets for the use of the Clone Algo App.

The financial technology products provided by the Company are run on the Clone Algo software. The Clone Algo software is comprised of different back-end and front-end systems:

1. Central Trade System: fully automated with a central matching utility that allows for a smooth allocation/confirmation workflow.

2. Data Management System: manages a large set of structured data and runs operations on the data as required.

3. Trade Management System: manages order entries and processing.

4. API and Connectivity System: manages the interactions between all systems within the Clone Algo App.

These four systems work collectively to run the Clone Algo App which then helps in creating the revenue for the Company. The revenues earned are B2B as distributors pay fixed technology fees for the usage of our software platform.

Clone Algo PRO

The Company’s technology division has developed desktop software for use by market makers and asset managers, called Clone Algo PRO. This ecosystem is based on artificial intelligence in algorithms as well as research in running timing-sciences.  Each asset manager or user normally has multiple accounts.

Clone Algo PRO is an ecosystem designed for fund managers which provides them with the knowledge with which to clone trades from various master accounts to the fund’s account with connected brokers, banks, and hedge funds. Trades available from master accounts for cloning use algorithms, advanced cloning, and non-predictive timing technology. Users are able to clone trades in a variety of markets such as foreign exchange, futures, contract for differences, crude oil, and gold.

As described under Services and Distribution Agreements below, our main source of revenue from Clone Algo PRO is from the fees that brokers, hedge funds, and banks pay for licensing Clone Algo PRO.

Performance Fee for Use of Algorithms

We charge a fixed monthly fee or percentage of profit based on the type of algorithm used.  A 30% performance fee is generally charged.

There are currently 225 accounts using Clone Algo Pro and for which brokers, hedge funds, and banks are paying the technology fee and/or the performance fee.

Consultancy Fee for Development of Trading Systems

We charge, on a per project basis, for providing consulting and programming services for creating algorithms and trading systems.

Trading Infrastructure Data Center

We charge, on a per project basis, based on the number of servers and other data center infrastructure used.

TTO Services

Hedge fund managers and other asset managers outsource trading to the Company and we charge, on a per project basis, for the office, traders, infrastructure, risk management systems, trading platform, and algorithms that we provide to them.

We also provide a one stop shop to new startup hedge fund managers in a service called “Hedge Funds in a Box”. This service is available to fund managers on a profit-sharing basis. The Company provides customers with a seamless set-up procedure as well as access to legal and accounting channels.

Clone Algo App

The Company’s technology division has developed a mobile app, for use by individual clients, called the Clone Algo App. This ecosystem is based on artificial intelligence in algorithms as well as research in timing-sciences. Front-end delivery for this application is via mobile and it is available free to users via Google Play.  It can also be downloaded from the Company’s website or the websites of connected brokers.

The Clone Algo App is an ecosystem which provides users with the knowledge with which to clone trades from various master accounts to the user’s own account with connected brokers, banks, and hedge funds. Trades available are from master accounts for cloning use algorithms, advanced cloning and non-predictive timing technology. Users are able to clone trades in a variety of markets such as securities trading, foreign exchange, futures, contract for differences, crude oil, and gold. Similar social investment networks in multiple different languages are currently being developed for launch in different countries.

The Clone Algo App is efficient and helps clone trades based on algorithmic trading in master accounts which execute and manage risk automatically, as it works for the user when the user does not have the time, expertise, or emotional control to trade. Users can leverage their investment based on leverage provided by brokers.

Eventually, users will be able to opt for insurance on certain algorithms in their accounts if they wish to do so. Insured algorithms will be offered based on a premium charged by the insurance providers on a per trade basis.  Separate terms and conditions will apply for insured accounts.  Generally, trading will stop if any account suffers a 30% loss. Trading will resume only upon account top-up by the insurance company.  Insured accounts will normally not be able to be closed for at least two years so as to cover the risk of the insurance company by assuring they can collect premiums for two years.

Certain financial service providers provide loans for trading capital to Clone Algo App users. Generally, the loans are for five years and carry an interest rate of 6%. The loan amount is then repaid in 60 equal monthly installments.

As described under Services and Distribution Agreements below, our main source of revenue from the Clone Algo App is from the technology fees that brokers, hedge funds, and banks pay for licensing the Clone Algo App.

Our sources of revenue will eventually include providing consulting and programming services for other companies to develop mobile apps, entering into licensing agreements for other companies to license the artificial intelligence in our algorithms, and entering into licensing agreements for other companies to develop our mobile apps in Chinese, Japanese, Hindi, and Russian.

There are currently 3,800 accounts using Clone Algo Pro and for which brokers, hedge funds, and banks are paying the technology fees.

Clone Algo DIY

The Company’s technology division has developed a Social Investment Network, called Clone Algo DIY. This is an ecosystem designed for social media based on artificial intelligence in algorithms as well as research in timing-sciences. Front-End delivery for this application is via mobile and it is available free to users via Google Play.  It can also be downloaded from the Company’s website or the websites of connected brokers.

The Clone Algo DIY is efficient and helps manage risk, as it works for the user when the user does not have the time, expertise, or emotional control to trade. Designed for the average person, the app allows users to clone trades from master accounts to the user’s own account through connected brokers, banks, and hedge funds. Users are able to clone trades in a variety of markets such as securities, foreign exchange, futures, contract for differences, crude oil, and gold.

Trades available from the master accounts for cloning use algorithms advanced cloning, and non-predictive timing technology. Each account on Clone Algo DIY only requires $500 in principal amount to open a trading account. Each account will eventually be insured against risk of loss by connected service providers or insurance companies. Trading will stop if any account suffers a 30% loss. Trading will resume only upon account top-up by the insurance company.

As described under Services and Distribution Agreements below, our main source of revenue from Clone Algo DIY is from the technology fees that brokers pay for licensing our Clone Algo DIY.

There are currently 1,575 accounts using Clone Algo DIY and for which brokers are paying the technology fees.

Services and Distribution Agreements

In March 2014, Algo Markets entered into Services and Distribution Agreements (the “Agreements”) with eight counterparties. Due to an increase in the Company’s visibility, four new Agreements have been executed since March 2014. These counterparties are in the brokerage, hedge fund, and banking industries. Each Agreement has a term of one year with automatic renewal for successive one year periods unless a party to the Agreement sends a written notice of non-renewal to the other party.

Pursuant to each Agreement, Algo Markets provides, via the Clone Algo Pro, the Clone Algo App, or the Clone Algo DIY products, one or more of the following services to its counterparty:

1)	Total Trading Outsourcing (“TTO”) Technology – Provision of technology services for trading technology;

2)	TTO Consulting – Provision of consultancy services for development of trading systems and algorithms;

3)	Provision of trading infrastructure data center; and

4)	Provision of liquidity for foreign exchanges quotes.

For the services stated above, the fee rate charged is divided into two categories: (a) by the customer accounts of an Agreement counterparty that have $100,000 or less in them; or (b) by the customer accounts that have more than $100,000 in them.

Algo Markets is paid a license fee for each customer account of the Agreement counterparty that is using Algo Markets’ services.

For licenses pertaining to items 1 and 2, the fee for accounts of $100,000 or less is $50.00 per license. For accounts over $100,000, the fee is $500.00 per license. For licenses pertaining to items 1 and 2, the Agreement counterparty uses the Clone Algo Pro product.

Revenues generated by items 1 and 2 are derived by multiplying the respective rates for each account size by the number of licenses sold to the Agreement counterparty.

This is an example of the revenue derived from items 1 and 2 in one Agreement:

Service Number and Description	Account Size	Number of Licenses	Rate per License (USD)	Total Revenue (USD)
		(A)	(B)	(A) x (B) = (C)
1 – TTO Technology	<$100,000	10	$50.00	$500.00
	>$100,000	10	$500.00	$5,000.00
2 – TTO Consulting	<$100,000	10	$50.00	$500.00
	>$100,000	10	$500.00	$5,000.00

For licenses pertaining to items 3 and 4, the fee is based on assumed trading volume of: (a) $18 million for accounts of $100,000 or less; and (b) $90 million for accounts over $100,000. For licenses pertaining to item 3, the Agreement counterparty uses the Clone Algo Pro product. For licenses pertaining to item 4, the Agreement counterparty gives its customers the choice to use the Clone Algo Pro, the Clone Algo App, or the Clone Algo DIY products.

The fee is $15.00 per $1 million of trading volume for license item 3 and $9.00 per $1 million of trading volume for license item 4.

Revenue generated by license item 3 is derived by multiplying the respective assumed trading volume for each account size by the number of licenses sold to the Agreement counterparty times the fee of $15.00 per $1 million of assumed trading volume.

This is an example of the revenue derived from item 3 in one Agreement:

Service Number and Description	Account Size	Number of Licenses	Assumed Trade Volume (USD Million)	Rate per USD Million of Assumed Trade Volume	Total Revenue
		(A)	(B)	(C)	(A) x (B) x (C) = (D)
3 – Provision of trading infrastructure data center	<$100,000	10	$18.00	$15.00	$2,700.00
	>$100,000	10	$90.00	$15.00	$13,500.00

Revenue generated by license item 4 is derived by multiplying the respective assumed trading volume for each account size by the number of licenses sold to the Agreement counterparty times the fee of $9.00 per $1 million of trading volume.

This is an example of the revenue derived from item 4 in one Agreement:

Service Number and Description	Account Size	Number of Licenses	Assumed Trade Volume (USD Million)	Rate per USD Million of Assumed Trade Volume	Total Revenue
		(A)	(B)	(C)	(A) x (B) x (C) = (D)
4 – Provision of liquidity for foreign exchanges quotes	<$100,000	10	$18.00	$9.00	$1,620.00
	>$100,000	10	$90.00	$9.00	$8,100.00

Technology for Hospitality and Travel Sector

The Company’s currently has an application in beta testing for the Hospitality and Travel Sector .

TravelEzy App

The TravelEzy App is an ecosystem which uses advanced algorithms and artificial intelligence to search and book discounted rates for hotels as well as flights. Front-end delivery for this application is via mobile and it is available free to users via Google Play.  It can also be downloaded from the Company’s website or the websites of connected brokers.  Back-end delivery for this application is via desktop software as well.

The TravelEzy App finds the cheapest hotel and flights rates by using algorithms using artificial intelligence that have been tailor-made to this industry.

Our main source of revenue from the TravelEzy App is transaction-based and earned from partnering hotels and air carriers on a fee per booking.

This app is currently in beta testing with approximately 20 users testing the app.

Algorithmic Technology for Insurance

The Company’s Algorithmic Technology for Insurance sector will provide algorithms which can be used to insure risk of loss on trades and develop insured asset management products.  The service provider or insurance company takes the risk of loss on a trade and charges an insurance premium of $9 to $14 on every trade per $1 million of traded volume.

Insured Asset Management Products

The insured asset management products are being developed for brokers or asset managers. The brokers will offer these algorithms via the Clone Algo products and the asset managers will offer insured hedge funds to clients. Insured algorithms offered by brokers will be subject to specific terms and conditions. These services will be offered in the Middle East and Asia. The company does not intend to market or sell any insured asset management products or services in the United States.

Our main source of revenue from the insured asset management products will be the insurance premiums earned on trading volumes.

The AlgoTrust App will be an ecosystem consisting of technology for fully automating front-end and back-end banking operations which will use algorithms to process do-it-yourself banking transactions. Front-end delivery for this application will be via mobile

Our main source of revenue from the AlgoTrust App will be transaction based. When a user transfers money to a third party using the app or does any transaction on the app a small fee will be charged for the processing of the transaction. The business model is also to charge a fixed fee to the bank and the bank can decide how to charge its customers. Major cost savings will be potentially achievable by the bank by automating back office functions and transaction processing.

Media Services for Algorithmic Technology

The Company’s Media Services for Algorithmic Technology sector develops reliable and up-to-date content for its various media outlets.  This sector, besides being an educational tool for our clients, generates revenue.

Media Channels

Clone Algo TV

Clone Algo TV currently delivers content to consumers via online media platforms such as YouTube.com. Consumers can subscribe to Clone Algo TV on YouTube.com under the user name: CLONEALGO.

Animated videos have been created and uploaded online. Media interviews with market leaders are to follow soon.

The main source of revenue from Clone Algo TV will be through subscription fees as well as advertisements.

Clone Algo Print Magazine

Clone Algo Print Magazine is currently under production and will be released every three months. The first issue is expected to be released in late 2014.

Articles discussing market trends and interviews with market leaders will be featured.

The main source of revenue from Clone Algo Print Magazine will be through subscription fees as well as advertisements.

Clone Algo E-Magazine

Clone Algo E-Magazine is currently under production and will be released every three months. The first issue is expected to be published online in late 2014.

Articles discussing market trends and interviews with market leaders will be featured.

The main source of revenue from Clone Algo E-Magazine will be through subscription fees, as well as advertisements.

Clone Algo Newsletters

Clone Algo Newsletters are currently under production and will be released once every week. The first issue is expected to be published and sent out to investors and shareholders in early 2015.

Articles discussing innovation by the Company and its subsidiaries will be featured alongside investor and shareholder information.

The main source of revenue from Clone Algo Newsletters will be through advertisements.

Employees

As of November 21, 2014, we have 18 employees.

Item 1A     Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B     Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information requested by this item.

Item 2        Properties.

Our principal executive office is located at 3225 McLeod Drive, Suite 100, Las Vegas, NV 89121, and our telephone number is 702-871-8535. We pay $695 per month for our Las Vegas office. We also have offices in Singapore and Johor Bahru in Malaysia. We have a 24 months lease for both the Singapore and Malaysia offices. We pay $3,195 per month for our Singapore office and $1,555 per month for our Malaysia office. The building in which our Singapore office is located is beneficially owned by Niraj Goel, our Non-Executive Chairman.

Item 3        Legal Proceedings.

There are presently no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

Item 4        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5 Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

As of November 21, 2014, there were 68 holders of record of our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans.

The Board adopted the 2014 Officers' Stock Plan on March 17, 2014, but has not granted any stock options at this time.

 Item 6       Selected Financial Data.

Smaller reporting companies are not required to provide the information requested by this item.

Item 7        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

On January 8, 2014, Niraj Goel, an investor, acquired 99% ownership interest in the Company by purchasing from the former shareholders, 193,000,000 shares of common stock for $193,000 cash.  This resulted in a change of control and the executive officers and directors of the Company resigned from their positions. Niraj Goel became the Company’s new President, Chief Executive Officer, Chief Financial Officer, and a sole Director. Additionally, on that same date, the Company changed its name to Clone Algo, Inc. On May 21, 2014, Niraj Goel resigned from his position as President, Chief Executive Officer, and Chief Financial Officer of the Company.

Clone Algo began its substantive operations in March 2014 by acquiring intellectual property and algorithms, and developing algorithms, mobile apps (as well as desktop software) in four different areas – financial markets trading, insurance, hotel booking, and retail banking.  We have released the Clone Algo App Suite of products which had 5,600 users as of November 21, 2014.

Our marketing strategy is based on licensing the use of our products business-to-business through distributors, brokers, asset managers, and banks. We are in the process of expanding our geographical reach by opening newer offices in various time zones and hiring additional marketing staff.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

Basis of Presentation and Organization

The accompanying audited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) and the hierarchy of Generally Accepted Accounting Principles.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents. The Company’s cash and cash equivalents at March 31, 2014 and 2013 was $6,991,013 and $0, respectively.

Intangible Assets

Intangible assets arising from an acquisition are periodically assessed for impairment. Accordingly, the Company reviews the carrying value of intangible assets quarterly to determine whether impairment, as measured by fair market value, may exist. Specifically, intangible assets impairment is determined using a two-step process. The first step of the intangible asset impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, then the intangible assets of the reporting unit are not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit's intangible assets with their carrying amount. If the carrying amount of the reporting unit's intangible assets exceeds their implied fair value, then an impairment loss is recognized in an amount equal to that excess. Patents, intellectual property and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives of ten years.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104.

Net Income (Loss) per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of March 31, 2014, the Company has 1,500,000,000 if-converted dilutive shares outstanding pursuant to the possible conversion of 150,000,000 preferred shares outstanding which have 1 to 10 conversion rights into common stock. As of March 31, 2014, the holder of the Series A preferred stock has agreed to waive his rights to convert the preferred shares until such time the Company has sufficient authorized shares.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and cash equivalents, amounts receivable, accounts payable, notes payable, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company does not hold any investments that are available-for-sale.

Variable Interest Entity

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation” which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE")” unless any one of four conditions exist:

•	The reporting entity, its related parties, or both participated significantly in the design or redesign of the legal entity;
•	The legal entity is designed so that substantially all of its activities involve or are conducted on behalf of the reporting entity and its related parties;
•	The reporting entity and its related parties provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to the legal entity; or
•	The activities of the legal entity are primarily related to the securitizations or other forms of asset-backed financings or single-lessee leasing arrangements.

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of March 31, 2014.

Use of Estimates

The process of preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivable, valuation and purchase price allocation of assets acquired and liabilities assumed in business combinations, valuation of intellectual property, and valuation of long-lived assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In August 2014 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Comparison of the year ended March 31, 2014 and 2013

Revenues

For the year ended March 31, 2014, revenues increased to $2,107,580 compared to $0 for the previous year ended March 31, 2013. Revenues are generated by the Company selling licenses to its customers and related parties, (collectively referred to as “Customers”), which the Company has acquired the rights to sell pursuant to the Dragon Tradebook Risk Management & Trade Infrastructure Non Exclusive Software Distribution Agreement with Dragon Malaysia Limited and the Asset Purchase Agreement with Zentrum Limited. The Company sold licenses to related parties and recorded revenues of $603,520 for the year ended March 31, 2014.

The licenses provide the software platform which allows Customers to use our back-end intellectual property and software to facilitate trades. The Company executed Service and Distribution Agreements with eight (8) Customers (brokers, hedge fund managers, etc. three (3) of which were related parties) for a period from March 20, 2014 to March 31, 2014, whereby the Company charged fixed licensing fees. The services offered and license fees charged to its Customers are based upon the account size of funds and trade volumes, i.e. less than $100,000 or greater than $100,000. The Company recognizes revenues over the licensing service period included in the Service and Distribution Agreement with its Customers.

Cost of Revenue and Gross Margins

Cost of revenue consists entirely of infrastructure fees paid to Dragon Malaysia Limited (“Dragon”) pursuant to a TradeBook Risk Management & Trade Infrastructure Non Exclusive Software Distribution Agreement, (the “Agreement”), executed on March 22, 2014. The infrastructure fees recorded in the year ended March 31, 2014 were for nine (9) days of operations. The infrastructure fees comprised of Dragon’s server platform consisting of computer hardware, software, computer infrastructure and networking between the Company and its customers, all system administration and housekeeping, system monitoring and associated support. Dragon Malaysia Limited is a wholly-owned subsidiary of Dragon Holdings AG, of which Mr. Niraj Goel is a non-executive Chairman and a majority shareholder. Therefore, the Company is a related party to Dragon Malaysia Limited as Niraj Goel is the former chief executive officer of the Company.

The Company recorded an expense of $377,028 and $0 for the years ended March 31, 2014 and 2013, respectively. The Company currently utilizes Dragon’s risk management software, data center usage, technical personnel and licenses by paying a minimum monthly fixed fee of $350,000. Minimum fees are determined by the usage of the server resources and are accountable against traded volume. The Company paid Dragon a minimum fee of $350,000 for nine (9) days of usage pursuant to the Agreement based on a pro-rated amount of their usage in that time. The Company anticipates the monthly costs of revenues payable to Dragon pursuant to the Agreement to approximate $1,200,000 based on the activity of its customers and licensed software users.

As a result of the Company’s activities and operations, the gross margin for the year ended March 31, 2014, was approximately 82%. As the Company’s business matures and sales increase, the Company will recruit its own software/technical personnel to manage its own server platform, data centers, all computer hardware, software, computer infrastructure and servers. The Company will purchase the licenses to use software to make its computer infrastructure and data centers fully operational and efficient. This will result in an increase in operating costs initially and our gross margins will be reduced significantly. However, as the Company’s business picks up and revenues increase, and infrastructure and data centers become fully operational, we anticipate our gross margins to increase.

Operating Expenses

Operating expenses for the years ended March 31, 2014 and 2013 were $126,991 and $24,246, respectively. Operating expenses increased by $102,745 during the year ended March 31, 2014 when compared to the previous year ended March 31, 2013 primarily due to the increase in depreciation expense of $1,036, increase in commissions of $13,000, increase in payroll of $27,445, decrease in general and administrative expenses of $4,467 and an increase in profession fees of $65,731 resulting from professional services required in connection with the Company's acquisition of the intangible assets and public company reporting requirements.

Other Income and Expense

Other income and expense for the year ended March 31, 2014 and 2013 were $123,679,053 and $0, respectively, primarily consisting of impairment of intangible assets of $123,357,675, interest expense of $321,439 and offsetting by other income of $61 for the year ended March 31, 2014. On March 31, 2014, management performed an impairment analysis of the intangible intellectual property (“IP”) and concluded that the cost needed to support the value of the IP, pursuant to FASB standards, would be too costly and time consuming as the IP is extremely unique. Therefore, management recorded an impairment expense of $123,357,675 for the year ended March 31, 2014. The Company also recorded an imputed interest expense of $321,439 related to the amortization of debt discounts on two promissory notes for its purchase of intellectual property during the year ended March 31, 2014.

Noncontrolling Interest

The Company accounted for its 65% owned subsidiary Clone Algo Pte Ltd. for $2,625,000 and reported net loss attributable to a noncontrolling interest of $42,707,981 for the year ended March 31, 2014. As a result, the noncontrolling interest in Clone Algo Pte Ltd. was reduced to $40,082,981 as of March 31, 2014. The Company did not have a noncontrolling interest in a subsidiary in 2013.

Net Loss

The Company recorded a net loss of $79,367,511 for the year ended March 31, 2014, compared to a net loss of $24,246 during 2013. This increase in loss was primarily due to the impairment of intangible assets of $123,357,675 recorded for the year ended March 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $6,991,013 at March 31, 2014 compared to $0 at March 31, 2013. The Company recorded $2,107,580 in accounts receivables and $13,200 in other current assets at March 31, 2014.

Management expects the Company’s expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional apps. The Company anticipates generating licensing revenues over the next twelve months, however, it may be dependent on the proceeds from future debt or equity investments to sustain its operations and implement its business plan. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have an effect on its anticipated results from operations and financial condition. There is no assurance that the Company will be able to obtain necessary amounts of capital or that its estimates of capital requirements will prove to be accurate.

The Company presently does not have any significant credit available, bank financing or other external sources of liquidity. Its current operations have been a source of liquidity, however, the Company will need to obtain additional capital in order to expand its operations and continue being profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that it will be successful in obtaining additional funding.

To the extent that the Company has raised additional capital through the sale of equity, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the cash assets prove to be inadequate to meet the Company’s operational needs, it may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed, or experience unexpected cash requirements that would force the Company to seek alternative financing.

Management has been successful in the past in raising capital, however, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned service development and marketing efforts, any of which could have a negative impact on our business and operating results.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the year ended March 31, 2014 and 2013:

	Years Ended
	March 31,
	2014	2013
Net cash used in operating activities	$(99,402)	$(22,663)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	7,090,415	22,663
Net increase in cash and cash equivalents	6,991,013	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$6,991,013	$-

Operating activities

Net cash used in operating activities was $99,402 for the year ended March 31, 2014 which resulted primarily due to our net loss of $79,367,511, loss attributable to noncontrolling interest of $42,707,981, depreciation of $1,036, impairment of intangible assets of $123,357,675, amortization of debt discount of $321,439, increase in accounts receivable of $1,504,060, increase in accounts receivable from related parties of $603,520, increase in prepaid expense and other current assets of $13,200, and increase in accounts payable and accrued liabilities of $416,720.

Investing activities

Net cash used in investing activities was $0 for the year ended March 31, 2014.

Financing activities

Net cash provided by financing activities for the year ended March 31, 2014 was $7,090,415. Net cash provided by financing activities was primarily attributable to the cash proceeds of $9,177,364 received from the sale of common stock, preferred stock and common stock subscriptions, cash proceeds of $28,051 received from related party advances, cash proceeds of $2,625,000 received from noncontrolling interest, and cash paid towards note payable to related party of $4,740,000.

The Company continues to use traditional and/or debt financing as well as sales of its common stock to provide the capital for its business operations.

As reflected in the consolidated financial statements, the Company has an accumulated deficit of $79,401,832 as of March 31, 2014. The Company used $99,403 in operating activities and has $6,991,013 in cash resources to meet current obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of March 31, 2014:

	Obligations by year ended March 31,
	2015	2016	2017	2018	After 2018	Total

Long term debt, including current maturities (a)	$30,600,000	$32,600,000	$28,300,000	$24,000,000	$24,000,000	$139,500,000

Operating leases (b)	57,000	54,625	-	-	-	111,625

Total contractual obligations and commitments	$30,657,000	$32,654,625	$28,300,000	$24,000,000	$24,000,000	$139,611,625

(a) Includes $28,230,885 of unamortized debt discounts.
(b) Operating leases consist of non-cancellable operating leases consisting of leases for office space.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information requested by this item.

Item 8        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Clone Algo, Inc.

Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of Clone Algo, Inc. (the “Company”) as of March 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2014 and 2013, and the related notes to the consolidated financial statements.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended March 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

November 21, 2014

CLONE ALGO INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	March 31, 2014	March 31, 2013
Current assets
Cash	$6,991,013	$-
Accounts receivable, net	1,504,060	-
Accounts receivable - related parties, net	603,520
Prepaid expense and other current assets	13,200	-
Total current assets	9,111,793	-

Property and equipment, net	88,964	-
Total Assets	$9,200,757	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$420,303	$3,583
Other current liabilities	2,500,000	-
Due to related parties	3,296,214	8,163
Note payable - related party, current portion	13,942,652	-
Note payable, current portion	9,165,128	-
Total current liabilities	29,324,297	11,746

Note payable - related party, net of debt discount of $25,591,098	80,466,250	-
Note payable, net of debt discount of $2,639,788	9,695,084	-
Total Liabilities	119,485,631	11,746

Commitment and contingencies

Stockholders' equity (deficit)
Clone Algo, Inc. and Subsidiaries Stockholders' Equity (Deficit)
Preferred stock; $0.001 par value; 200,000,000 shares authorized; Series "A" 150,000,000 and 0 shares issued and outstanding at March 31, 2014 and 2013, respectively	150,000	-
Common stock; $0.001 par value; 750,000,000 shares authorized; 695,000,000 and 2,000,000 shares issued and outstanding at March 31, 2014 and 2013, respectively	695,000	2,000
Additional paid-in capital	1,370,575	20,575
Stock payable	6,984,364	-
Accumulated deficit	(79,401,832)	(34,321)
Total Clone Algo Inc. and subsidiaries stockholders' deficit	(70,201,893)	(11,746)
Noncontrolling interest in consolidated subsidiary	(40,082,981)	-
Total Stockholders' deficit	(110,284,874)	(11,746)
Total Liabilities and Stockholders' Equity (Deficit)	$9,200,757	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

CLONE ALGO INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	March 31, 2014	March 31, 2013

Revenues
Licensing fees - related parties	$603,520	$-
Licensing fees - others	1,504,060	-
Total revenues	2,107,580	-

Cost of revenues	377,028	-

Gross profit	1,730,552	-

Operating expenses
Depreciation	1,036	-
Commissions	13,000	-
Payroll	27,445	-
Professional fees	65,731	-
Selling, general and administrative	19,779	24,246
Total operating expenses	126,991	24,246

Income (Loss) from operations	1,603,561	(24,246)

Other income and (expense)
Impairment expense	(123,357,675)	-
Other income	61	-
Interest expense	(321,439)	-
Total other income and (expense)	(123,679,053)	-

Loss from operations before income tax	(122,075,492)	(24,246)

Provision for income tax	-	-
Net loss applicable to common stock before allocation to noncontrolling interest	$(122,075,492)	$(24,246)

Less: net loss attributable to noncontrolling interest	(42,707,981)	-
Net loss attributable to Clone Algo, Inc. common stock	$(79,367,511)	$(24,246)

Basic and diluted net loss per common share applicable to Clone Algo, Inc. common stock	$(1.23)	$(0.01)

Weighted average common shares outstanding - basic and diluted	64,536,986	2,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

CLONE ALGO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended March 31, 2014 and 2013

					Additional		Accumulated		Total
	Preferred Shares		Common Shares		Paid-In	Stock	Earnings	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Interest	Equity

Balance, March 31, 2012	-	$-	2,000,000	$2,000	$6,075	$-	$(10,075)	$-	$(2,000)

Contributed capital	-	-	-	-	14,500	-	-	-	14,500
Net loss	-	-	-	-	-	-	(24,246)	-	(24,246)
Balance, March 31, 2013	-	-	2,000,000	2,000	20,575	-	(34,321)	-	(11,746)

Common shares issued for cash	-	-	693,000,000	693,000	-	-	-	-	693,000
Common shares to be issued for cash	-	-	-	-	-	6,984,364	-	-	6,984,364
Preferred shares issued for cash	150,000,000	150,000	-	-	1,350,000	-	-	-	1,500,000
Noncontrolling interest contribution	-	-	-	-	-	-	-	2,625,000	2,625,000
Net loss applicable to noncontrolling interest	-	-	-	-	-	-	-	(42,707,981)	(42,707,981)
Net loss	-	-	-	-	-	-	(79,367,511)	-	(79,367,511)
Balance, March 31, 2014	150,000,000	$150,000	695,000,000	$695,000	$1,370,575	$6,984,364	$(79,401,832)	$(40,082,981)	$(110,284,874)

The accompanying notes are an integral part of these audited consolidated financial statements.

CLONE ALGO INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Clone Algo, Inc. common stock	$(79,367,511)	$(24,246)
Net loss attributable to noncontrolling interest	(42,707,981)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,036	-
Impairment of intangible assets	123,357,675	-
Amortization of debt discount	321,439	-
Changes in operating assets and liabilities:
Accounts receivable	(1,504,060)	-
Accounts receivable - related party	(603,520)	-
Prepaid expense and other current assets	(13,200)	-
Accounts payable and accrued liabilities	416,720	1,583
Net cash used in operating activities	(99,402)	(22,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid towards note payable to related party	(4,740,000)	-
Cash received from noncontrolling interest in Clone Algo Pte Ltd.	2,625,000	-
Capital contribution	-	14,500
Cash received from sale of preferred stock	1,500,000	-
Cash received from sale of common stock	693,000	-
Cash received from stock subscriptions	6,984,364	-
Cash proceeds from related party advances	28,051	8,163
Net cash provided by financing activities	7,090,415	22,663

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,991,013	-

CASH AND CASH EQUIVALENTS, AT THE BEGINNING OF THE PERIOD	-	-

CASH AND CASH EQUIVALENTS, AT THE END OF THE PERIOD	$6,991,013	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes payable to purchase intellectual property and fixed assets	$147,260,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

CLONE ALGO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

NOTE 1    DESCRIPTION OF BUSINESS AND OPERATIONS

Clone Algo, Inc. (the “Company”) was incorporated in Nevada on February 22, 2010 as a "blank check" company under the name of Corridor Ventures I Acquisition Corp. On January 8, 2014, Niraj Goel, an investor, acquired 99% ownership interest in the Company by purchasing from the former shareholders, 193,000,000 shares of common stock for $193,000 cash.  This resulted in a change of control and the executive officers and directors of the Company resigned from their positions. Niraj Goel became the Company’s new President, Chief Executive Officer, Chief Financial Officer, and a sole Director. Additionally, on that same date, the Company changed its name to Clone Algo, Inc. On May 21, 2014, Niraj Goel resigned from his position as President, Chief Executive Officer, and Chief Financial Officer of the Company.

On March 7, 2014, the Company formed an entity Clone Algo Pte Ltd. in Singapore (“Singapore Subsidiary”) of which the Company has a 65% ownership interest through the ownership of 4,875,000 shares of common stock. Algo Markets Limited, a Malaysia limited liability company (“Algo Markets”), is a wholly-owned subsidiary of the Singapore Subsidiary and is the subsidiary through which the Company conducts its business. The 35% noncontrolling interest or 2,625,000 shares of Singapore Subsidiary were purchased by Niraj Goel, the Company's former Chief Executive Officer for $2,625,000.

On March 10, 2014, Algo Markets entered into an Intellectual Property Purchase Agreement with Dragon Malaysia Limited, a Malaysia limited liability company and subsidiary of Dragon Holdings AG, Ltd. (“Dragon Malaysia” or “IP Seller”), pursuant to which Algo Markets purchased from Dragon Malaysia for a total purchase price of $128,000,000 (i) all of the IP Seller’s right, title and interest in the trademark “CLONE ALGO” and the domain name CloneAlgo.com; (ii) the Clone Algo mobile application software; and (iii) 18 servers containing related software programs.  Algo Markets agreed to pay $8,000,000 to the IP Seller at the closing of the transaction, and the remaining $120,000,000 in sixty (60) equal monthly installments starting on May 30, 2014. This promissory note was issued with no stated interest. The Company recorded imputed interest (See Note 8) and recorded it as a debt discount and a reduction of the cost of intellectual property (see further discussion of the accounting for the purchase in Note 6).

On March 10, 2014, Algo Markets entered into an Asset Purchase Agreement with Zentrum Limited, an entity registered in British Virgin Island (“Asset Seller”), pursuant to which the Asset Seller sold 12 financial algorithms related to online financial markets trading for a total consideration of $24,000,000.  Algo Markets agreed to pay $2,500,000 to the Asset Seller at closing and the remaining $21,500,000 in ten (10) equal successive quarterly installments starting April 30, 2014. This promissory note was issued with no stated interest. The Company recorded imputed interest (See Note 8) and recorded it as a debt discount and a reduction of the cost of intellectual property (see further discussion of the accounting for the purchase in Note 6).

On March 10, 2014, in connection with entering into the IP Purchase Agreement and the Asset Purchase Agreement, the Company began conducting operations to utilize the assets it purchased. The Company through its operating subsidiary, Algo Markets recognizes and records revenues by selling the licenses to its customers for the usage of its IP platform which it purchased from Dragon Malaysia. The revenues earned are B2B as our customers pay fixed licensing fees for the usage of our software platform. The Company is a technology company which continues to enhance development of its ecosystems for social media, research timing sciences, algorithms and risk management systems based on artificial intelligence, and operate social investment networks.

On May 21 2014, Nitin Damodaran was appointed as the Company’s Chief Executive Officer and Interim Chief Financial Officer.

Clone Algo, Inc. together with its subsidiary shall herein be collectively referred to as the “Company”.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Clone Algo, Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of these consolidated financial statements.

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) and the hierarchy of Generally Accepted Accounting Principles.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company, its 65% owned subsidiary Clone Algo Pte Ltd., a Singapore entity, and Algo Markets, a Malaysia entity, a 100% owned subsidiary of Clone Algo Pte Ltd. All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates

The process of preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivable, valuation and purchase price allocation of assets acquired and liabilities assumed in business combinations, valuation of intellectual property, and valuation of long-lived assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents. The Company’s cash and cash equivalents at March 31, 2014 and 2013 was $6,991,013 and $0, respectively.

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance is recorded that reflects management’s best estimate of the amounts that will not be collected. Management reviews each accounts receivable balance that exceeds 60 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of March 31, 2014, the Company did not record a reserve for doubtful accounts.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and cash equivalents, amounts receivable, accounts payable, notes payable, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company does not hold any investments that are available-for-sale.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104.

The Company's main source of revenue is from the licensing fees that brokers, hedge funds, distributors and banks pay for licensing its Clone Algo Applications based on the type of trading in which their customers (its users) are engaged in.  Each user has multiple accounts running different algorithms for different asset classes.

Intangible Assets

Intangible assets arising from an acquisition are periodically assessed for impairment. Accordingly, the Company reviews the carrying value of intangible assets quarterly to determine whether impairment, as measured by fair market value, may exist. Specifically, intangible assets impairment is determined using a two-step process. The first step of the intangible asset impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, then the intangible assets of the reporting unit are not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit's intangible assets with their carrying amount. If the carrying amount of the reporting unit's intangible assets exceeds their implied fair value, then an impairment loss is recognized in an amount equal to that excess. Patents, intellectual property and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives of ten years.

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company only places its cash with financial institutions with high-credit ratings. The Company is also subject to risk of non-payment of its trade accounts receivable. The Company’s customer base is highly concentrated. For the year ended March 31, 2014, four customers representing two geographic areas represented approximately 96% of revenues and outstanding receivables. The Company’s revenue may significantly decline if it were to lose one or more of its significant customers. Additionally, reduced demand for its services, new technologies, or social and political changes in foreign countries where the Company conducts business could also adversely affect its results of operations, cash flows, and liquidity.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Noncontrolling Interests

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board – Accounting Standards Codification (“ASC”) Topic 810, Consolidation for the accounting for noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements as opposed to mezzanine equity. This guidance also changes the way the consolidated statement of operations is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of net income attributable to the parent and to the noncontrolling interest. This guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. For all periods in which a consolidated balance sheet is presented, the Company reported all amounts due to minority shareholders to a new line item, “noncontrolling interests,” which is included in stockholders’ equity. Additionally, in the statement of operations, the Company displays, below net income on the face of the statement of operations, the portion of consolidated net income or loss that is attributable to the controlling and noncontrolling interests.

Variable Interest Entity

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation” which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE")” unless any one of four conditions exist:

•	The reporting entity, its related parties, or both participated significantly in the design or redesign of the legal entity;
•	The legal entity is designed so that substantially all of its activities involve or are conducted on behalf of the reporting entity and its related parties;
•	The reporting entity and its related parties provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to the legal entity; or
•	The activities of the legal entity are primarily related to the securitizations or other forms of asset-backed financings or single-lessee leasing arrangements.

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of March 31, 2014.

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

Stock-based Compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company has not implemented an employee stock based compensation plan as of March 31, 2014.

Share based payments to non-employees are accounted for under the measurement and recognition criteria of ASC 505-50 “Equity Based Payments to Non-Employees”.

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Furniture and fixtures	5 - 7 Years
Computer equipment	5 - 7 Years

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of March 31, 2014, the Company has 1,500,000,000 if-converted dilutive shares outstanding pursuant to the possible conversion of 150,000,000 preferred shares outstanding which have 1 to 10 conversion rights into common stock. As of March 31, 2014, the holder of the Series A preferred stock has agreed to waive his rights to convert the preferred shares until such time the Company has sufficient authorized shares.

Foreign Currency Translation

The functional currency of the Company’s transactions is US Dollars. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into US Dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

The financial statements of foreign subsidiaries having the US Dollar as the functional currency, with certain transactions denominated in a local currency, are re-measured into US Dollars. The re-measurement of local currency amounts into US Dollars creates re-measurement gains/losses that are included in earnings as a component of selling, general, and administrative expense. As of March 31, 2014, we had subsidiaries located in both Malaysia and Singapore. Management has determined that the functional currency of both subsidiaries to be the US Dollar. The Company recognized re-measurement gain/losses of $0 for the years ended March 31, 2014 and 2013.

Recent Accounting Pronouncements

In August 2014 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

NOTE 3    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share of common stock:

	For the year ended March 31,
	2014	2013
Basic net income (loss) per share:
Numerator:
Loss allocated to common shareholders	$(79,367,511)	$(24,246)
Total	$(79,367,511)	$(24,246)
Denominator:
Number of shares used in per share computation	64,536,986	2,000,000
Basic net income (loss) per share	$(1.23)	$(0.01)

Diluted net income (loss) per share:
Numerator:
Loss allocated to common shareholders	$(79,367,511)	$(24,246)
Impact of assumed conversions	-	-
Loss allocated to common shareholders and assumed conversion	$(79,367,511)	$(24,246)

Denominator:
Weighted-average shares	64,536,986	2,000,000
Convertible preferred shares	1,500,000,000	-
Adjusted weighted average shares	1,564,536,986	2,000,000
Diluted net loss per share	$(0.05)	$(0.01)

NOTE 4    PREPAID EXPENSES

As of March 31, 2014 and 2013, the Company recorded prepaid expenses of $13,200 and $0, respectively. Prepaid expenses comprised primarily of prepaid accounting fees as of March 31, 2014.

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31,
	2014	2013
Computer equipment	$90,000	$-
Less: Accumulated depreciation	(1,306)	-
	$88,694	$-

The Company recorded $1,036 and $0 of depreciation expense for the years ended March 31, 2014 and 2013, respectively.

NOTE 6 INTELLECTUAL PROPERTY - ASSETS ACQUISITIONS

On March 10, 2014, Algo Markets entered into an intellectual property purchase agreement with Dragon Malaysia Limited (“IP Seller”), pursuant to which the IP Seller sold to Algo Markets for a total purchase price of $128,000,000 (i) all of its rights, title and interest in the trademark “CLONE ALGO” and the domain name CloneAlgo.com; (ii) Clone Algo mobile application software; and (iii) 18 servers containing related software programs.  Algo Markets paid $4,740,000 to the IP Seller at the closing and agreed to pay $120,000,000 in sixty (60) equal monthly installments starting in May 2014. The remaining balance of the acquisition cost of $3,260,000 is recorded as payable to related party as of March 31, 2014. The majority shareholder of the Company is also the majority shareholder of the Dragon Malaysia Holding AG, the entity that owns Dragon Malaysia.

On March 10, 2014, Algo Markets entered into an asset purchase agreement between Algo Markets and Zentrum Limited (“Asset Seller”), pursuant to which the Asset Seller sold 12 algorithms related to online financial market trading for a total purchase price of $24,000,000. Algo Markets paid $2,500,000 cash to the Asset Seller at the closing and agreed to pay $21,500,000 in ten (10) equal quarterly installments starting in April 2014.

The acquisition of the assets purchased has been accounted for using the acquisition method in accordance with the FASB ASC Topic 805 “Allocating Purchase Price for Business Combinations”. Assets acquired were recorded at their estimated fair values at the acquisition date. The preliminary purchase price allocation was as follows:

Domain name	$100,000
Trademark	250,000
Computer equipment	90,000
Algorithms	21,316,937
Application software	101,690,738
$123,447,675

Impairment Expense

On March 31, 2014, management of the Company performed an impairment analysis of the intangible intellectual property (“IP”). Management concluded that the cost needed to support the value of the IP, pursuant to FASB standards, would be too costly and time consuming as the IP is extremely unique. As a result, the Company impaired the IP value to $0 which resulted in an impairment expense of $123,357,675 for the year ended March 31, 2014.

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

NOTE 7 RELATED PARTY TRANSACTIONS

The Company’s former Chief Executive Officer, a related party, has advanced funds to the Company from time to time in order to support the working capital requirements of the Company. As of March 31, 2014, $36,214 remained due to the related party as repayment for advances. All advanced funds are unsecured, bear no interest, and are due upon demand.

On March 10, 2014, Algo Markets entered into an intellectual property purchase agreement between Algo Markets and Dragon Malaysia Limited, a wholly-owned subsidiary of Dragon Holdings AG, of which Mr. Niraj Goel is a non-executive Chairman and a majority shareholder, for purchase of intellectual property for $128,000,000. The Company is indebted to Dragon Malaysia Limited pursuant to a promissory note $120,000,000 (See Note 8) and $3,260,000 as the remaining unpaid balance of the acquisition cost of the intellectual property as of March 31, 2014 (See Note 6).

On March 17, 2014, the Company sold to Niraj Goel, the Company's Chief Executive Officer 300,000,000 shares of its common stock for $300,000 ($0.001 per share) and 150,000,000 shares of preferred stock for $150,000 ($0.001 per share) (See Note 11).

The Company’s 65% owned subsidiary Clone Algo Pte Ltd. has only one Board Member/Director, Niraj Goel, who is also the majority shareholder in Clone Algo, Inc. The remaining 35% of Clone Algo Pte Ltd. is owned by Niraj Goel.

For  the year ended March 31, 2014, the Company rendered technology services to three entities, two entities of which are 100% owned by the former Chief Executive Officer of the Company, and one entity is controlled by the former Chief Executive Officer through a 17% indirect ownership. The Company recorded $603,520 in revenues from the related parties which approximated 29% of the total revenues for the year ended March 31, 2014. As of March 31, 2014, none of these amounts have been paid and are shown as revenue and accounts receivable - related party in the accompanying financial statements. The breakdown of the related party revenue transactions is as follows:

Related Party	Owner	Ownership	Revenue
Algo Markets Limited	Niraj Goel (CEO)	100%	$12,200
Best Trade Limited	Niraj Goel (CEO)	100%	389,320
Expert Talent Limited	Dragon Holdings AG *	17%	202,000
			$603,520

* Niraj Goel (CEO) has approximately 70% ownership in Dragon Holdings AG.

NOTE 8 NOTE PAYABLE - RELATED PARTY

Note payable – related party consists of:

	March 31,
	2014	2013
Note payable – related party, principal balance of $120,000,000, payable in sixty (60) monthly installments of $2,000,000 each, starting May 30, 2014 (Note 1)	$120,000,000	$-
Less: debt discount	(25,591,098)	-
Note payable – related party, net of discount	94,408,902	-
Less: current portion	(13,942,652)	-
Note payable – related party, long term	$80,466,250	$-

On March 10, 2014, Algo Markets entered into an IP Purchase Agreement with a related party, pursuant to which the IP Seller sold the intellectual property to Algo Markets for $128,000,000, payable $8,000,000 in cash at the closing and $120,000,000 in (60) equal monthly installments starting in May 2014. The Company recorded the cost of intellectual property purchased based upon its historical cost.

Pursuant to the terms of Note 1, the payments to related party are subject to Earn out period of 10 years beginning April 1, 2014 to March 21, 2023.  Earn out will be settled on a yearly basis. Earn out means an amount in cash equal to the amount determined pursuant to one, but only one, of the following clauses:

(a)	If in any 12 months period April 1 to March 31, earnings before interest, taxes, depreciation and amortization (“EBITDA”) is equal to or the Earn out Period is equal to or less than $10,000,000, Zero Dollars;

(b)	If in any 12 months period April 1 to March 31, EBITDA is equal to or the Earn out Period is greater than $10,000,000 but less than $40,000,000, an amount equal to $25,000,000 plus the product of (X) 2.5 and (Y) the amount by which EBITDA exceeds $10,000,000;

(c)	If in any 12 months period April 1 to March 31, EBITDA is equal to or the Earn out Period is equal to or greater than $40,000,001, an amount equal to $50,000,000 plus the product of (X) 2.5 and (Y) the amount by which EBITDA exceeds $40,000,001;

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

In connection with the issuance of the Note 1, the Company has recorded an imputed interest on the note payable at the annual interest rate of 10% over the term of the Note. As a result, the Company recorded a debt discount in the amount of $25,869,262 on Note 1 which is being amortized to interest expense over the life of the Note 1 (sixty months). The Company has recorded interest expense of $278,164 and $0 related to the amortization of debt discount related to Note 1 for the years ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company has paid $4,740,000 towards the purchase of the intellectual property (Note 1).

Commitments (excluding the clause of Earn out):	Amount
Within one year	$22,000,000
After one year and within 5 years	98,000,000
Total	$120,000,000

NOTE 9 NOTE PAYABLE

Note payable consists of:

	March 31,
	2014	2013
Note payable, principal balance of $21,500,000, to a third party, payable in 10 equal quarterly payments of $2,150,000, starting April 30, 2014 (Note 2)	$21,500,000	$-
Less: debt discount	(2,639,788)	-
Note payable, net of discount	18,860,212	-
Less: current portion	(9,165,128)	-
Note payable, long term	$9,695,084	$-

On March 10, 2014, Algo Markets entered into an asset purchase agreement with a third party, pursuant to which the seller sold 12 algorithms related to online financial markets trading for $24,000,000.  Algo Markets agreed to pay $2,500,000 to the seller at closing and the remaining balance of $21,500,000 is payable in ten (10) equal quarterly installments of $2,150,000 each, starting April 30, 2014. The Company recorded the cost of intellectual property purchased based upon its historical cost. The $2,500,000 remained unpaid to the third party at the closing and was recorded as other current liability as of March 31, 2014.

In connection with the issuance of the Note 2, the Company has recorded an imputed interest on the note payable at the annual interest rate of 10% over the term of the Note 2. As a result, the Company recorded a debt discount in the amount of $2,683,063 on Note 2 which is being amortized to interest expense over the life of the Note 2. The Company has recorded interest expense of $43,275 and $0 related to the amortization of debt discount related to the Note 2 for the years ended March 31, 2014 and 2013, respectively.

Commitments:	Amount
Within one year	$8,600,000
After one year and within 5 years	12,900,000
Total	$21,500,000

NOTE 10 COMMITMENTS

On March 17, 2014, the Company signed a two year lease in an office building located in Johor Bahru, Malaysia. The lease terms require a monthly rental payment of $1,555 over the two year term.

On March 16, 2014, the Company signed a lease agreement for an office location in Singapore with a company beneficially owned by the Company’s Non-Executive Chairman. The lease terms require a monthly rental payment of $3,195 over the two year term.

Future lease payments related to the Company’s office leases as of March 31, 2014 are as follows:

2015	$57,000
2016	54,625
Total	$111,625

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

NOTE 11 SEGEMENT INFORMATION

We currently operate in a single business segment. For the year ended March 31, 2014, sales in the North America accounted for approximately 1.5% of total revenue and international sales accounted for approximately 98.5% of total revenue. The Company did not generate any revenue for the year ended March 31, 2013.

Net revenue and customers by type and geographic location based on the location was as follows:

Revenue Trends by Geographic Region

Revenue and customer trends by geographic region, is based on the primary location of the Company's customers’ as of March 31, 2014 were as follows:

Geographical	Asia Pacific	Middle East	South Asia	South East Asia	Western Europe	Eastern Europe	Americas	Total

Licensing fees	$500,368	$1,144,232	$389,320	$26,664	$12,200	$3,692	$31,104	$2,107,580

Customer Trends by Geographic Region

Geographical	Asia Pacific	Middle East	South Asia	South East Asia	Western Europe	Eastern Europe	Americas	Total

Licenses sold	896	4,238	1,390	65	32	6	64	6,691

NOTE 12 STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2014 was 750,000,000 authorized common shares and 200,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Preferred Stock

On March 18, 2014, the Company sold 150,000,000 shares of “Series A Preferred Stock” to Niraj Goel, the Company’s Chief Executive Officer, at a price per share of $0.01 for a purchase price of $1,500,000.  Each share of Series A Preferred Stock is convertible, at the holder’s option, into ten (10) shares of the Company’s common stock, and each share of Series A Preferred Stock entitles the holder to fifty (50) votes for every one vote a holder of one share of the Company’s common stock. As of March 31, 2014, the holder of the preferred shares has agreed to waive his rights to convert the preferred shares until such time the Company has sufficient authorized shares.

In connection with the issuance of 150,000,000 shares of “Series A Preferred Stock” to Niraj Goel, the Company filed a Certificate of Designation of “Series A Preferred Stock” with the Secretary of State of the State of Nevada on March 18, 2014.

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary for each share of Series A Preferred Stock, the Holders shall not be entitled to receive any amount out of the assets, whether capital or surplus, of the Corporation.

As a result of such stock issuance, the Company has 150,000,000 shares of “Series A Preferred Stock” issued and outstanding as of March 31, 2014.

Common Stock

On January 8, 2014, the Company sold 193,000,000 shares of its common stock $0.001 par value, to two (2) foreign investors at a price per share of $0.001 for an aggregate offering price of $193,000.

On March 12, 2014, the Company filed an amendment to the Company’s Articles of Incorporation, which increased the Company’s authorized shares of $0.001 par value common stock and $0.001 par value preferred stock from 200,000,000 common shares to 750,000,000 common shares and from 10,000,000 preferred shares to 200,000,000 preferred shares, respectively.

On March 17, 2014, the Company sold in a private transaction, 300,000,000 shares of its common stock to Niraj Goel, the Company's Chief Executive Officer and 200,000,000 shares to a foreign investor at a price per share of $0.001 for an aggregate offering price of $500,000.

Between February 24, 2014 and March 31, 2014, the Company accepted $6,984,364 from foreign investors under private placement subscription agreements for the purchase of its $0.001 par value common stock at a purchase price of $8.00 per share.  The offering was part of a larger funding effort which continued through May of 2014, at which time the Company received subscriptions for a total of $40,000,000 through the sale of 5,000,000 shares of its $0.001 par value common stock at a purchase price of $8.00 per share (See Note 14). No shares related to the receipt of these funds were issued as of March 31, 2014, and as such, the value of the consideration received was recorded as stock payable.

The sale and the issuance of the Shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”) and/or Regulation S promulgated under the Securities Act (“Regulation S”).  We made this determination based on the representations of each Purchaser which included, in pertinent part, that each such Purchaser was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D, (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act or (c) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S and upon such further representations from each Purchaser that (i) such Purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the Purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the Purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the Purchaser had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the Purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

As a result of such stock issuances, the Company has 695,000,000 shares of common stock issued and outstanding as of March 31, 2014.

Equity Compensation Plan

The Company has adopted the 2014 Officers’ Stock Plan on March 17, 2014, but has not granted any stock options at this time.

NOTE 13 INCOME TAXES

The Company’s provision for income taxes was $0 and $0 for the years ended March 31, 2014 and 2013 respectively.

The components of income (loss) before provision for income taxes for the years ended March 31, 2014 and 2013 are as follows:

	Year Ended March 31,
	2014	2013
Domestic	$(52,690)	$-
Foreign	(79,314,822)	-
Loss before provision for income taxes	$(79,367,512)	$-

CLONE ALGO, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2014 and 2013:

	Year Ended March 31,
	2014	2013
Effective Tax Rate Reconciliation:
Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

Our deferred tax assets are as follows:

	March 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$30,454	$12,012
Total deferred tax assets	30,454	12,012
Less: valuation allowance	$(30,454)	$(12,012)
Deferred tax assets, net of valuation allowance	$-	$-

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the management’s opinion, it is uncertain whether the Company will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative Net Operating Loss of $87,010. The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance is $87,010 for the year ended March 31, 2014.

At March 31, 2014 and 2013, the Company has available unused federal operating loss carry forwards of approximately $87,010 and $34,321, respectively for federal taxes and that may provide future tax benefits, expiring between 2030 and 2034.

NOTE 14    SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 – Subsequent Events and has determined that no other material subsequent events exist other than listed below:

On May 16, 2014, the Company closed a round of funding in which it obtained stock subscription agreements for sale of a total of 5,000,000 shares of its common stock to 68 foreign investors at a price per share of $8.00 for an aggregate offering price of $40,000,000.  The Company has received $25,141,296 of cash for stock subscriptions as of November 21, 2014. The Company plans on filing a registration statement for these shares in December 2014.

Subsequent to year-end, the Company made $4,375,000 in payments on a note payable due to a third party related to the purchase of 12 algorithms. Additionally, the Company made payments of $24,525,026 on the note payable due to a related party for purchase of intellectual property.

On April 9, 2014 and April 14, 2014, the Company received $695,000 and $1,600,000, respectively, from Niraj Goel for the purchase of 2,295,000 shares of Clone Algo Pte Ltd. These shares were issued and outstanding as of March 31, 2014.

On May 19, 2014, Clone Algo Pte Ltd. issued an additional 2,000,000 shares of its common stock to Niraj Goel for $2,000,000 cash.

Item 9        Changes In and Disagreements With Accountants On Accounting And Financial Disclosure.

There have been no disagreements with our auditor regarding accounting and financial disclosure except as disclosed below.

The Company has  reported on Current Reports on Form 8-K filed on March 12, 2014, as amended (resignation of De Joya Griffith, LLC), on April 30, 2014, as amended (resignation of Seale and Beers, CPAs); and on July 3, 2014 (resignation of Hartley Moore Accountancy Corporation).  None of these changes, however, were caused by disagreements with the independent registered public accounting firm on accounting or financial disclosure matters except that Hartley Moore informed the Company that the scope of its audit had expanded relative to variable interest entities with the Company’s management. The Company’s Current Reports on Form 8-K dated March 12, April 11, 2014, April 30, 2014 and July 3, 2014 are herein incorporated by reference.  The Company’s current independent registered public accounting firm is Terry L. Johnson, CPA.

Item 9A     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, Nitin Damodaran, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Damodaran concluded that as of March 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2014, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

During the fourth quarter of fiscal year ended March 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B      Other Information.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2014, but was not reported.

PART III

Item 10      Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our executive officers and members of the Board as of November 21, 2014. Our executive officers are elected annually by our Board. Our executive officers hold their offices until their death, their resignation or removal from office, or the election and qualification of their successor, whichever occurs first.

Name	Age	Position
Nitin Damodaran	39	Chief Executive Officer, Interim Chief Financial Officer, and Director

Pily Wong	39	Chief Operating Officer and Director

Ravi Ramakrishna	37	Chief Marketing Officer

Yana Slatina	31	Secretary

Niraj Goel	45	Non-Executive Chairman

Set forth below is a brief description of the background and business experience of our executive officers and members of the Board for the past five years.

Nitin Damodaran has been our Chief Executive Officer, Interim Chief Financial Officer, and Director since May 21, 2014.  Since February 2013, Mr. Damodaran has been a Director of Private Banking for the Singapore branch of Emirates NBD, in which capacity he has managed assets in excess of $43 million.  From December 2006 through January 2013, Mr. Damodaran worked in the Wealth Management Department of Citibank in Singapore, in which capacity he managed assets in excess of $100 million.  Mr. Damodaran has a diploma in Hotel Management, a Master of Science in Ecology & Environment, and has taken courses in management development.

Mr. Damodaran’s qualifications to serve on our Board include his many years of experience in wealth management.

Pily Wong, 39, has been our Chief Operating Officer and Director since November 7, 2014. Mr. Wong has been Chief Executive Officer of Hung Hiep (Cambodia) Co., Ltd. since 2002. As CEO, Mr. Wong has expanded Hung Hiep’s distribution of German-made automobiles. Since 2005, Mr. Wong has been a Supervisory Board Member of the French-Cambodian Chamber of Commerce. Since 2008, Mr. Wong has been a Governor on the American Business Council in Cambodia. Mr. Wong has Bachelor’s degrees in both computer science and business administration. Mr. Wong was previously a Director of the Company for one day – May 21, 2014. Mr. Wong resigned as a Director on May 22, 2014. Mr. Wong did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

Mr. Wong’s qualifications to serve on our Board include his experience as CEO of a consumer-facing company, his involvement in the promotion of the business sector, and his educational background in computers and business.

Ravi Ramakrishna has been our Chief Marketing Officer since May 21, 2014. Mr. Ramakrishna has been an Investment Banker and a Private Wealth Manager with 13 years of experience in Banking across South East Asia, UK, Europe and India. Mr. Ramakrishna’s educational background includes a Post Graduate Diploma in Marketing and Total Quality Management, a Bachelor’s degree in Business Management and financial regulatory certifications in Singapore and The United Kingdom for Financial Advisors. He has gone on to win awards and receive commendation for high client sales as well as customer retention.

Yana Slatina has been our Secretary since May 2, 2012.  Ms. Slatina was our sole officer and sole Director May 2, 2012 through January 8, 2014.  Ms. Slatina has worked in sales, marketing, management, and investor relations in several countries since 2005.  Most recently, she was the Regional Vice President for Sales and Marketing at Tradeology Ltd., a developer of software, where she developed and implemented marketing and sales strategies.  From 2007-2008, Ms. Slatina was the Franchising Manager of the Association of Parquet Producers of Ukraine, a Ukrainian retail and production company, where she created and carried out a franchising system.  Ms. Slatina graduated from the National University of Economics and Law, Ukraine, in 2005, with a Bachelor’s degree and a specialist degree in marketing.  She is fluent in Ukrainian, Russian, and English.

Niraj Goel has been the Non-Executive Chairman of our Board since May 21, 2014. From January 8, 2014 until May 21, 2014, Mr. Goel was our President, Chief Executive Officer, Chief Financial Officer, and Director.  Mr. Goel has served as the Non-Executive Chairman of Dragon Holdings AG, a technology company traded on the Börse Berlin’s Open Market since 2010.  Mr. Goel has also served as Managing Director of AlgoCloud Ltd. since 2010 and is a Director of Strategyland Research Limited. Since 2004, Mr. Goel has been the Managing Director of Strategyland Research Ltd.  Mr. Goel received his Master of Business Administration from Newport University, the India Chapter, and received his Bachelor of Arts from Punjab University in India.

Mr. Goel’s qualifications to serve on our Board include his financial and management experience.

As disclosed in a Current Report on Form 8-K filed with the SEC on May 22, 2014, Pily Wong was appointed as a Director on May 21, 2014.  Mr. Wong was a Director for one day before resigning his position on May 22, 2014.  Mr. Wong did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

As disclosed in a Current Report on Form 8-K filed with the SEC on September 11, 2014, His Excellency Mr. Paul Kuoch resigned from his position of an independent director of the Company to pursue other business interests. Mr. Kuoch had been a Director since May 21, 2014 and did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices. Mr. Kuoch’s resignation was effective on September 9, 2014.

As disclosed in a Current Report on Form 8-K filed with the SEC on October 20, 2014, Ms. Olena Bystrova resigned from her position as Chief Operating Officer, Treasurer, and Director. Ms. Bystrova had been our Treasurer since January 8, 2014 and our Chief Operating Officer and Director since May 21, 2014. Ms. Bystrova did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices. Ms. Bystrova’ s resignation was effective on October 20, 2014.

Employment Agreements

Through our Singapore Subsidiary, we have a Directors Agreement with Mr. Goel pursuant to which he is paid 20,000 Singapore Dollars per month.   We also have, through our Singapore Subsidiary, Employment Agreements with Messrs. Damodaran and Ramakrishna pursuant to which they are paid, respectively, 11,000 Singapore Dollars per month and 7,500 Singapore Dollars per month.  In addition, pursuant to oral agreements with Messrs. Damodaran and Ramakrishna, they will each be paid a certain percentage of new business they bring to the Company as commission.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

As disclosed in a Current Report on Form 8-K filed with the SEC on November 7, 2014, on that date, our Board adopted a Code of Ethics that applies to all of our directors, officers and employees.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

We do not have an audit committee, compensation committee or nominating committee.

Board Meetings and Annual Meeting

During the fiscal year ended March 31, 2014, our Board of Directors did not meet. We did not hold an annual meeting in 2013.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committees performing similar functions. Our management believes that at this point it has been premature at this early stage of our management and business development to form an audit, compensation or nominating committee. We envision that in the future if we form such committees, the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee would be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the end of our fiscal year, March 31, 2014, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Unfiled Reports	Number and Description of Transactions Not Reported

Niraj Goel	2	2 transactions were not reported (1 upon being appointed an Executive Officer and Director and 1 upon the acquisition of shares).
Algo Assets Limited	2	2 transactions were not reported following the acquisition of shares.
Best Trade Limited	1	1 transaction was not reported following the acquisition of shares.

Item 11      Executive Compensation

Our named executive officers for the fiscal year of April 1, 2012 through March 31, 2013 were Yang Lin (our sole officer from April 1, 2012 through May 1, 2012) and Yana Slatina (our sole officer from May 2, 2012 through March 31, 2013).  Mr. Yang and Ms. Slatina were not paid any compensation in the fiscal year ended March 31, 2013.

Our named executive officers for the fiscal year of April 1, 2013 through March 31, 2014 were Yana Slatina (our sole officer from April 1, 2013 through January 7, 2014) and Niraj Goel (our sole officer from January 8, 2014 through March 31, 2014).  Ms. Slatina and Mr. Goel were not paid any compensation in the fiscal year ended March 31, 2014.

Option Grants

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from April 1, 2012 through March 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the period ending March 31, 2014 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to our named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors.  Through our Singapore Subsidiary, we have a Directors Agreement with Mr. Goel pursuant to which he is paid 20,000 Singapore Dollars per month.

Employment Agreements

We have Employment Agreements with Messrs. Damodaran and Ramakrishna through our Singapore Subsidiary, pursuant to which they are paid 11,000 Singapore Dollars per month and 7,500 Singapore Dollars per month, respectively.  In addition, pursuant to oral agreements with Messrs. Damodaran and Ramakrishna, they will each be paid commission of a certain percentage of new business they bring to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 21, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and dispositive power with respect to the shares shown.  Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 3225 McLeod Drive, Suite 100, Las Vegas, NV 89121.

Name of Beneficial Owner and Address 5% Shareholders	Amount and Nature of Beneficial Ownership of Shares Common Stock		Percent of Shares of Common Stock (1)	Amount and Nature of Beneficial Ownership of Shares of Preferred Stock	Percent of Shares of Preferred Stock (2)
Best Trade Limited Suite 3, Global Village, Jivan Complex, Mont Fleuri, Mahe, Seychelles	200,000,000		28.66%	0	0%

Algo Assets Limited ABM Chambers, P.O. Box 2283, Road Town Tortola, British Virgin Islands	159,000,000		22.79%	0	0%

Directors and Executive Officers

Niraj Goel	501,177,563	(3)	71.83%	150,000,000	100%

Yana Slatina	2,077,811	(4)	*	0	0%

Pily Wong	6,500		*	0	0%

Nitin Damodaran	8,750		*	0	0%

Ravi Ramakrishna	0		0%	0	0%

All directors and officers as a group (5 people)	503,270,624		72.13%	150,000,000	100%

* Less than 1%.

(1)	Based on 697,646,696 shares of common stock outstanding as of November 21, 2014.

(2)	Based on 150,000,000 shares of Series A Preferred Stock issued and outstanding as of November 7, 2014. Each share of Series A Preferred Stock has voting rights of 50 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 7.5 billion.

(3)	Mr. Goel is the direct beneficial owner and has sole voting and dispositive power over the following shares: (a) 300,010,000 shares held in his name; and (b) 200,000,000 shares held in the name of Best Trade Limited. Mr. Goel is the 100% owner of Best Trade Limited; and (c) 106,250 shares held in the name of Strategyland Research Limited. Mr. Goel owns more than 50% of Strategyland Research Limited and is a member of its board of directors. Mr. Goel is the indirect beneficial owner and has shared voting and dispositive power over (a) the 500,000 shares held in the name of Rosy Goel, Mr. Goel’s wife; and (b) the 561,313 shares held in the name of Tradeology Ltd. Mr. Goel owns more than 50% of Tradeology Ltd.

(4)	Ms. Yana Slatina is our Secretary and was our Chief Executive Officer, Chief Financial Officer, and sole Director from May 2012 through January 8, 2014. Ms. Slatina is the direct beneficial owner and has sole voting and dispositive power over the following shares: (a) 52,811 shares held in her name; and (b) 2,025,000 shares held in the name of Varian Limited, a Seychelles company. Ms. Slatina is the 100% owner of Varian Limited and is its sole director.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13      Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

The Company owns 65% of the Singapore Subsidiary.  Niraj Goel, the Non-Executive Chairman of our Board, owns 35% of the Singapore Subsidiary. On March 10, 2014, Algo Markets, a wholly-owned subsidiary of the Singapore Subsidiary, entered into an intellectual property purchase agreement between Algo Markets and Dragon Malaysia Limited (the “IP Seller”), pursuant to which the IP Seller sold to Algo Markets: (i) all of the IP Seller’s right, title and interest in the trademark “CLONE ALGO” and the domain name CloneAlgo.com; and (ii) the Clone Algo mobile application software.  Algo Markets paid $8 million to the IP Seller at closing and will pay $120 million in sixty (60) equal monthly installments which started in May 2014 for a total purchase price of $128 million.

The IP Seller is a wholly-owned subsidiary of Dragon Holdings AG.  Mr. Goel is the Non-Executive Chairman of the Board of Directors of Dragon Holdings AG and owns 70% of Dragon Holdings AG.

The Company leases an office space in Singapore in a building that is beneficially owned by Mr. Goel.

Best Trade Ltd, a Seychelles company, has Mr. Goel as a Director.  The entity is 100% owned by Mr. Goel. In addition to being a major shareholder of the Company, 18.5% of the Company’s revenues come from this entity.

Mr. Goel is a former Director of Zentrum Limited, a British Virgin Islands company. Mr. Goel and a Middle Eastern investor entered into a joint venture in 1999.  Around the year 2000, the Middle Eastern investor formed Zentrum and Mr. Goel was offered and accepted a Directorship position and a 20% ownership interest in Zentrum.

On or about 2008, Mr. Goel divested his ownership interest in Zentrum and resigned from the directorship position. Mr. Goel has no current ownership or investment interest in Zentrum, and is NOT affiliated or related to Zentrum in any shape or form.  During Mr. Goel’s ownership and directorship tenure, Zentrum developed certain intellectual properties (algorithms) to be used in performing and executing trades using algorithms which were to be marketed to brokerage firms and financial institutions.  These certain intellectual properties (algorithms) that were developed were never utilized, however, because they needed a software platform. They were kept as an asset on Zentrum’s books as intellectual property.

In March 2014, Mr. Goel negotiated on behalf of the Company, and acquired these certain intellectual properties (algorithms) from Zentrum to run on the Company’s newly acquired software platform (acquired from Dragon Malaysia) to service its pre-existing brokerage clients.  Additionally, Zentrum is a brokerage firm and due to new regulations, brokers cannot provide technology related service (intellectual property) so Zentrum did not have the ability to use the intellectual properties (algorithms) it had developed.

Since the sale of Zentrum’s certain intellectual properties to the Company, Zentrum has entered into a technology service agreement to use the Company’s algorithm trading platform for its own brokerage clients. Approximately 4.34% of the Company’s revenues are derived from money paid by Zentrum to the Company pursuant to the technology services agreement.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Item 14      Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by our independent registered accounting firm for the fiscal years ended March 31, 2014. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	March 31, 2014	March 31, 2013

Audit and Audit-related Fees	$17,500	$-
Tax Fees	-	-
All other fees	-	6,000
Total Fees	$17,500	$6,000

Audit Fees and Audit-related Fees

These fees generally consist of professional services rendered for the audits of the consolidated financial statements and the effectiveness of internal control over financial reporting and the review of financial statements including the Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2014 and 2013. The audit-related fees generally consist of interim procedures related to the performance of the audit or review of the financial statements that are traditionally performed by the independent registered public accounting firm and attendance at the Audit Committee meetings.

Tax Fees

There were no fees billed by our independent registered accounting firm for professional services rendered for tax compliance for the years ended March 31, 2014 and 2013.

All other fees

These fees represent services not included under Audit and Audit-related fees, including the provision of certain consents or certain procedures related to the issuance of our registration statements on Form S-1, Form S-3 or Form S-8, as applicable.

We do not have an audit committee and our entire Board of Directors has established its pre-approval policies and procedures, pursuant to which the Board of Directors approved the foregoing audit and audit-related services provided by our independent registered accountants for the periods ended March 31, 2014 and 2013 consistent with the Audit Committee’s responsibility for engaging our independent auditors. The Board of Directors also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board of Directors has determined that the rendering of such services is compatible with the principal accountants maintaining its independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

EXHIBIT
NUMBER		DESCRIPTION
3.1		Articles of Incorporation of Corridor Ventures I Acquisition Corp. (1)
3.2		Bylaws of Corridor Ventures I Acquisition Corp. (2)
3.3		Amendment to Articles of Incorporation. (3)
3.4		Certificate of Amendment, dated March 12, 2014. (4)
4.1		Certificate of Designation of Series A Preferred Stock. (5)
10.1		Stock Purchase Agreement, dated March 14, 2011, among the Company, Corridor Ventures, LLC and Asia Junwei Finance Capital Group Company Limited. (6)
10.2		Stock Purchase Agreement, dated May 2, 2012, by and among Corridor Ventures I Acquisition Corp., Yang Lin, David Waldman, and Varian Limited. (7)
10.3		Intellectual Property Purchase Agreement, by and between Algo Markets Limited and Dragon Malaysia Limited, dated as of March 10, 2014. (5)
10.4		Asset Purchase Agreement, by and between Zentrum Limited and Algo Markets Limited, dated as of March 10, 2014. (5)
10.5*		Dragon Tradebook Risk Management & Trade Infrastructure Non Exclusive Software Distribution Agreement, dated as of March 22, 2014.
10.6*		Amendment to Asset Purchase Agreement, by and between Zentrum Limited and Algo Markets Limited, dated as of May 22, 2014.
10.7		Employment Agreement, by and between Clone Algo Pte. Ltd. and Mr. Nitin Damodaran, dated May 20, 2014. (8)
10.8		Directors Agreement, by and between Clone Algo Pte. Ltd. and Mr. Niraj Goel, dated March 1, 2014. (8)
10.9*		Employment Agreement, by and between Clone Algo Pte. Ltd. and Mr. Ravi Ramakrishna, dated May 14, 2014.
14.1		Code of Ethics (9)
21.1*		List of Subsidiaries
31.1*		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

(1) Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on August 13, 2010.

(2) Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on August 13, 2010.

(3) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 11, 2014.

(4) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 12, 2014.

(5) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 19, 2014.

(6) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 14, 2011.

(7) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 16, 2012.

(8) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 22, 2014.

(9) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 7, 2014.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLONE ALGO INC.

Dated: November 21, 2014	By:	/s/ Nitin Damodaran
Nitin Damodaran
Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nitin Damodaran	Chief Executive Officer, Interim Chief Financial Officer, and Director	November 21, 2014
Nitin Damodaran	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Niraj Goel	Non-Executive Chairman of the Board	November 21, 2014
Niraj Goel

/s/ Pily Wong	Chief Operating Officer and Director	November 21, 2014
Pily Wong