Form 10-Q
period 2014-06-30
Clone Algo Inc.
filed 2015-01-12
CIK 1498388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2014

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54083

CLONE ALGO INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3183663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3225 McLeod Drive, Suite 100, Las Vegas, NV 89121

(Address of principal executive offices)(Zip Code)

702-871-8535

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of January 12, 2015, the registrant had 697,646,696 shares of its common stock outstanding.

CLONE ALGO INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

CLONE ALGO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,864,939	$6,991,013
Accounts receivable	8,034,366	1,504,060
Accounts receivable - related parties	2,025,000	603,520
Due from related parties	139,388	-
Prepaid expenses and other current assets	25,200	13,200
Total current assets	16,088,893	9,111,793

Property and equipment	84,476	88,964

Total Assets	$16,173,369	$9,200,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$64,945	$420,303
Other current liabilities	-	2,500,000
Customer deposit	40,000	-
Due to related parties	4,005,141	3,296,214
Note payable - related party, current portion	16,500,000	13,942,652
Note payable - current portion	8,875,000	9,165,128
Total current liabilities	29,485,086	29,324,297

Note payable to related party, net of discount of $24,297,635 at June 30, 2014 and $25,591,098 at March 31, 2014	65,702,365	80,466,250
Note payable, net of discount of $2,371,482 at June 30, 2014 and $2,639,788 at March 31, 2014	8,378,518	9,695,084

Total Liabilities	103,565,969	119,485,631

Commitment and contingencies

Stockholders' equity (deficit)
Clone Algo, Inc. and subsidiaries stockholders' equity (deficit)
Preferred stock; $0.001 par value; 200,000,000 shares authorized;
150,000,000 and 0 shares issued and outstanding at June 30, 2014
and March 31, 2014, respectively	150,000	150,000
Common stock; $0.001 par value; 750,000,000 shares authorized;
697,646,696 and 695,000,000 shares issued and outstanding at June 30, 2014
and March 31, 2014, respectively	697,647	695,000
Additional paid-in capital	22,541,496	1,370,575
Stock payable	1,755,342	6,984,364
Accumulated earnings (deficit)	(76,227,809)	(79,401,832)
Total Clone Algo Inc. and subsidiaries stockholders' equity	(51,083,324)	(70,201,893)
Non-controlling interest in consolidated subsidiary	(36,309,276)	(40,082,981)
Total Stockholders' Deficit	(87,392,600)	(110,284,874)
Total Liabilities and Stockholders' Equity (Deficit)	$16,173,369	$9,200,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLONE ALGO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2014	June 30, 2013
Revenues
Licensing fees - others	$8,542,906	$-
Licensing fees - related parties	2,025,000	-
Total revenues	10,567,906	-

Cost of revenues	3,600,000	-

Gross profit	6,967,906	-

Operating expenses
Depreciation and amortization	4,488	-
Selling general and administrative	454,452	6,700
Total operating expenses	458,939	6,700

Income (Loss) from operations	6,508,967	(6,700)

Other income and (expense)
Other income	531	-
Interest expense	(1,561,769)	-
Total other income and (expense)	(1,561,239)	-

Income (loss) from operations before income tax	4,947,728	(6,700)

Provision for income taxes	-	-

Net income (loss) applicable to common stock before allocation to noncontrolling interest	$4,947,728	$(6,700)

Less: net income attributable to noncontrolling interest	1,773,705	-

Net income (loss) attributable to Clone Algo, Inc. common stock	$3,174,023	$(6,700)

Basic and diluted net income (loss) per common share applicable to Clone Algo, Inc. common stock	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	696,753,804	2,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLONE ALGO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to Clone Algo, Inc. common stock	$3,174,023	$(6,700)
Net income attributable to noncontrolling interest	1,773,705	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,488	-
Amortization of debt discount	1,561,769	-
Changes in operating assets and liabilities:
Accounts receivable	(6,530,306)	-
Accounts receivable - related party	(1,421,480)	-
Due from related parties	(139,388)	-
Prepaid expenses and other current assets	(12,000)	-
Accounts payable and accrued liabilities	(355,358)	2,200
Customer deposit	40,000	-
Other current liabilities	(2,500,000)	-
Due to related parties	708,927	4,500
Net cash used in operating activities	(3,695,620)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Noncontrolling interest in Clone Algo Pte Ltd.	2,000,000	-
Proceeds from sale of common stock, net	15,944,546	-
Cash paid for note payable to related party	(13,500,000)	-
Cash paid for note payable	(1,875,000)	-
Net cash provided by financing activities	2,569,546	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,126,074)	-

CASH AND CASH EQUIVALENTS, AT THE BEGINNING OF THE PERIOD	6,991,013	-

CASH AND CASH EQUIVALENTS, AT THE END OF THE PERIOD	$5,864,939	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “CAI” shall mean Clone Algo Inc., a Nevada corporation and Subsidiaries.

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

On May 21, 2014, Niraj Goel resigned from his position as President, Chief Executive Officer, and Chief Financial Officer of the Company and Nitin Damodaran was appointed as the Company’s Chief Executive Officer and Interim Chief Financial Officer.

Clone Algo Inc. is a technology company specializing in developing algorithms based on artificial intelligence and operates social investment networks. The Company ushers the social trading revolution and helps the users create passive income by cloning algorithms which automatically trade forex, shares, gold and CFDs to the account holder’s brokerage account.

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at June 30, 2014, and the results of operations and cash flows for the three months ended June 30, 2014. The balance sheet at March 31, 2014 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2014 Annual Report filed with the Securities and Exchange Commission on Form 10-K on November 21, 2014.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s unaudited financial statements. The unaudited consolidated financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The unaudited consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) and the hierarchy of Generally Accepted Accounting Principles.

Principles of Consolidation

The unaudited consolidated financial statements of the Company include the accounts of the Company, its 65% owned subsidiary Clone Algo Pte Ltd., a Singapore entity, and Algo Markets, a Malaysia entity, a 100% owned subsidiary of Clone Algo Pte Ltd. All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Noncontrolling Interests

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with Financial Accounting Standards Board – Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” for the accounting for noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements as opposed to mezzanine equity. This guidance also changes the way the consolidated statement of operations is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of net income attributable to the parent and to the noncontrolling interest. This guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. For all periods in which a consolidated balance sheet is presented, the Company reported all amounts due to minority shareholders to a new line item, “noncontrolling interests,” which is included in stockholders’ equity. Additionally, in the statement of operations, the Company displays, below net income on the face of the statement of operations, the portion of consolidated net income or loss that is attributable to the controlling and noncontrolling interests.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. At June 30, 2014 and March 31, 2014, the Company has $0 and $0 of cash equivalents.

Fair value of Financial Instruments and Fair Value Measurements

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

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

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

Variable Interest Entity

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation” which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE")” unless any one of four conditions exist:

●	The reporting entity, its related parties, or both participated significantly in the design or redesign of the legal entity;
●	The legal entity is designed so that substantially all of its activities involve or are conducted on behalf of the reporting entity;
●	The reporting entity and its related parties provide more than half of the total of the equity, subordinated debt, and other forms of subordinated;
●	The activities of the legal entity are primarily related to the securitizations or other forms of asset-backed financings or single

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of June 30, 2014.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104.

The Company's main source of revenue is from the licensing fees that brokers, distributors, hedge funds, and banks pay for licensing our Clone Algo Applications based on the type of trading in which their customers (our users) are engaged in.  Each user has multiple accounts running different algorithms for different asset classes.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of June 30, 2014 and March 31, 2014, there were 1,500,000,000 potentially dilutive common shares outstanding during the period all of which pertain to the 150,000,000 series A preferred shares outstanding which are convertible, at the holder’s option, into ten (10) shares of the Company’s common stock.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

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

Business Segments

The Company operates in one segment and therefore, segment information is not presented.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

Amount
Balance - March 31, 2014	$1,504,060
Invoices billed	8,034,366
9,538,426
Collections received	(1,504,060)
Ending balance - June 30, 2014 (Unaudited)	$8,034,366

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

Accounts receivable are comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance is recorded that reflects management’s best estimate of the amounts that will not be collected. Management reviews each accounts receivable balance that exceeds 60 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2014 and March 31, 2014, the Company did not record a reserve for doubtful accounts.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has advanced $139,388 to an entity as of June 30, 2014, that is majority owned by Niraj Goel, our majority shareholder.

The Company’s former Chief Executive Officer, a related party, has advanced funds to the Company from time to time in order to support the working capital requirements of the Company. As of June 30, 2014 and March 31, 2014, $28,113 and $34,957 remained due to the related party as repayment for advances. All funds advanced by the former Chief Executive Officer are unsecured, bear no interest, and are due upon demand.

On March 10, 2014, Algo Markets entered into an intellectual property purchase agreement between Algo Markets and Dragon Malaysia Limited, a wholly-owned subsidiary of Dragon Holdings AG, of which Mr. Niraj Goel is a non-executive Chairman and a majority shareholder, for purchase of intellectual property for $128,000,000. The Company is indebted to Dragon Malaysia Limited pursuant to a promissory note $120,000,000 (See Note 8) and $106,500,000 remains unpaid balance of the acquisition cost of the intellectual property as of June 30, 2014 (See Note 6).

The Company currently utilizes Dragon Malaysia’s risk management software, data center usage, technical personnel and licenses pursuant to an agreement dated March 22, 2014, and agreed to pay a fixed minimum monthly infrastructure fee of $1,200,000. The Company recorded an expense of $3,600,000 for the three months ended June 30, 2014 for such infrastructure fees. The Company is indebted to Dragon Malaysia $3,977,028 and $377,028 as of June 30, 2014 and March 31, 2014, respectively.

The Company’s 65% owned subsidiary Clone Algo Pte Ltd. has only one Board Member/Director, Niraj Goel, who is also the majority shareholder in Clone Algo, Inc. The remaining 35% of Clone Algo Pte Ltd. is owned by Niraj Goel.

For the three months ended June 30, 2014, the Company rendered technology services to an entity controlled by the former Chief Executive Officer through a 17% indirect ownership. The Company recorded $2,025,000 in revenues from this entity which approximated 19% of the total revenues for the three months ended June 30, 2014. The Company did not receive any payment from this entity and $2,025,000 has been recorded as revenue from related party and accounts receivable - related party in the accompanying financial statements for the three months ended as of June 30, 2014.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

NOTE 5 – NOTE PAYABLE – RELATED PARTY

Note payable to related party consists of:

	June 30, 2014	March 31, 2014
	(Unaudited)
Note payable – related party, principal balance of $120,000,000, payable in sixty (60) monthly installments of $2,000,000 each, starting May 30, 2014 (Note 1)	$106,500,000	$120,000,000
Less: debt discount	(24,297,635)	(25,591,098)
Note payable – related party, net of discount	82,202,365	94,408,902
Less: current portion	(16,500,000)	(13,942,652)
Note payable – related party, long term	$65,702,365	$80,466,250

On March 10, 2014, Algo Markets entered into an IP Purchase Agreement with a related party, pursuant to which the IP Seller sold the intellectual property to Algo Markets for $128,000,000, payable $8,000,000 in cash at the closing, and $120,000,000 in (60) equal monthly installments starting in May 2014. The Company paid $4,740,000 cash at the closing and recorded the remaining balance of $3,260,000 as other current liability at March 31, 2014.

Pursuant to the terms of Note 1, the payments to related party are subject to Earn out period of 10 years beginning April 1, 2014 to March 21, 2023. Earn out will be settled on a yearly basis. Earn out means an amount in cash equal to the amount determined pursuant to one, but only one, of the following clauses:

a) If in any 12 months period April 1 to March 31, earnings before interest, taxes, depreciation and amortization (“EBITDA”) is equal to or the Earn out Period is equal to or less than $10,000,000, Zero Dollars;

b) If in any 12 months period April 1 to March 31, EBITDA is equal to or the Earn out Period is greater than $10,000,000 but less than $40,000,000, an amount equal to $25,000,000 plus the product of (X) 2.5 and (Y) the amount by which EBITDA exceeds $10,000,000;

c) If in any 12 months period April 1 to March 31, EBITDA is equal to or the Earn out Period is equal to or greater than $40,000,001, an amount equal to $50,000,000  plus the product of (X) 2.5 and (Y) the amount by which EBITDA exceeds $40,000,001;

In connection with the issuance of the Note 1, the Company has recorded an imputed interest on the note payable at the annual interest rate of 10% over the term of the Note. As a result, the Company recorded a debt discount in the amount of $25,869,262 on Note 1 which is being amortized to interest expense over the life of the Note 1 (sixty months). The Company has recorded interest expense of $1,293,463 and $0 related to the amortization of debt discount related to Note 1 for the three months ended June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014, the Company paid $16,760,000 towards the note payable to related party (Note 1).

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

Commitments (excluding the clause of Earn out) as of March 31:	Amount
2015	$16,500,000
2016 to 2019	90,000,000
Total	$106,500,000

NOTE 6 – NOTE PAYABLE

Note payable consists of:

	June 30, 2014	March 31, 2014
	(Unaudited)
Note payable, principal balance of $21,500,000, to a third party, payable in 10 equal quarterly payments of $2,150,000, starting April 30, 2014 (Note 2)	$19,625,000	$21,500,000
Less: debt discount	(2,371,482)	(2,639,788)
Note payable, net of discount	17,253,518	18,860,212
Less: current portion	(8,875,000)	(9,165,128)
Note payable, long term	$8,378,518	$9,695,084

On March 10, 2014, Algo Markets entered into an asset purchase agreement with a third party, pursuant to which the seller sold 12 algorithms related to online financial markets trading for $24,000,000. Algo Markets agreed to pay $2,500,000 to the seller at closing and the remaining balance of $21,500,000 is payable in ten (10) equal quarterly installments of $2,150,000 each, starting April 30, 2014.  For the three months ended June 30, 2014, the Company paid $4,375,000 to the third party, of which $2,500,000 was due to the third party at the closing in March 2014 and was recorded as other current liability as of March 31, 2014, and $1,875,000 was paid towards the note payable.

In connection with the issuance of the Note 2, the Company has recorded an imputed interest on the note payable at the annual interest rate of 10% over the term of the Note 2. As a result, the Company recorded a debt discount in the amount of $2,683,063 on Note 2 which is being amortized to interest expense over the life of the Note 2. The Company has recorded interest expense of $268,306 and $0 related to the amortization of debt discount related to the Note 2 for the three months ended June 30, 2014 and 2013, respectively.

Commitments as of March 31,:	Amount
2015	$8,875,000
2016 to 2017	10,750,000
Total	$19,625,000

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2014 was 200,000,000 authorized shares of preferred stock, and 750,000,000 authorized shares of common stock, both with a par value of $0.001 per share.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

Preferred Stock

The Company has 150,000,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2014, issued to Niraj Goel, the Company’s non-executive director. Each share of Series A Preferred Stock is convertible, at the holder’s option, into ten (10) shares of the Company’s common stock, and each share of Series A Preferred Stock entitles the holder to fifty (50) votes for every one vote a holder of one share of the Company’s common stock. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary for each share of Series A Preferred Stock, the Holders shall not be entitled to receive any amount out of the assets, whether capital or surplus, of the Corporation.

Common Stock

Between April 1, 2014 and June 30, 2014, the Company received cash of $15,944,546 from foreign investors under private placement subscription agreements for the purchase of its $0.001 par value common stock at a purchase price of $8.00 per share.  The offering was part of a larger funding effort which continued through May of 2014, at which time the Company received subscriptions for a total of $40,000,000 through the sale of 5,000,000 shares of its $0.001 par value common stock at a purchase price of $8.00 per share. The Company has issued 2,646,696 shares of common stock during the three months ended June 30, 2014. The Company had received cash of $6,984,364 as of March 31, 2014 for stock subscriptions and did not issue any shares as of March 31, 2014. Common shares for receipt of cash for stock subscriptions of $1,755,342 remain unissued as of June 30, 2014 and the value of consideration received are recorded as stock payable at June 30, 2014.

On April 9, 2014 and April 14, 2014, the Company received $695,000 and $1,600,000, respectively, from Niraj Goel for the purchase of 2,295,000 shares of Clone Algo Pte Ltd. These shares were issued and outstanding as of March 31, 2014.

On May 19, 2014, our 65% owned subsidiary, Clone Algo Pte Ltd., issued an additional 2,000,000 shares of its common stock to Niraj Goel for $2,000,000 cash. In the three months ended June 30, 2014, Clone Algo Pte Ltd. issued an additional 3,714,286 shares of its common stock to our parent company, Clone Algo, Inc. for $3,714,286 cash.

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

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND MARCH 31, 2014

As a result of such stock issuances, the Company has 697,646,696 shares of common stock issued and outstanding as of June 30, 2014.

Equity Compensation Plan

The Company has adopted the 2014 Officers’ Stock Plan on March 17, 2014, but has not granted any stock options at this time.

NOTE 8 – CONCENTRATIONS

During the three months ended June 30, 2014, six customers accounted for approximately 94% of the total accounts receivable and total revenues earned by the Company. The Company did not earn any revenues for the three months ended June 30, 2013.

As of June 30, 2014, the Company has $5,614,939 of cash in excess of FDIC insurance.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 – Subsequent Events and has determined that no other material subsequent events exists other than listed below:

On December 19, 2014, Algo Markets Limited and Dragon Malaysia entered into an agreement to settle $80 million of Dragon Malaysia’s debt by issuance of 10,000,000 shares of the Company’s common stock valued at $8 per share. The common stock was not issued as of the date of this filing.

The Company received an additional $3,967,728 of cash for stock subscriptions as of January 12, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate.

Plan of Operations

Plan of Operations

On January 8, 2014, Niraj Goel, an investor, acquired 99% ownership interest in the Company by purchasing from the former shareholders, 193,000,000 shares of common stock for $193,000 cash. This resulted in change of control and the executive officers and directors of the Company resigned from their positions. Niraj Goel became the Company’s new President, Chief Executive Officer, Chief Financial Officer, and a sole Director. Additionally, on that same date, the Company changed its name to Clone Algo, Inc. On May 21, 2014, Niraj Goel resigned from his position as President, Chief Executive Officer, and Chief Financial Officer of the Company.

Clone Algo began its substantive operations in March 2014 by acquiring intellectual property and algorithms, and developing algorithms, mobile apps (as well as desktop software) in four different areas – financial markets trading, insurance, hotel booking, and retail banking. We have released the Clone Algo App Suite of products which had approximately 5,600 users as of January 12, 2015.

Our marketing strategy is based on licensing the use of our products business-to-business through distributors, brokers, asset managers, and banks. We are in the process of expanding our geographical reach by opening newer offices in various time zones and hiring additional marketing staff.

We are a technology company specializing in developing algorithms based on artificial intelligence and operate social investment networks. The Company ushers the social trading revolution and helps the users create passive income by cloning algorithms which automatically trade forex, shares, gold and computational fluid dynamics (CFDs) to the account holder’s brokerage account. Our development efforts have been focused primarily on the development and marketing of our algorithms. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and have obtained our twelve customers in a span of four and one-half months.

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

Revenues

For the three months ended June 30, 2014, revenues increased to $10,567,906 compared to $0 for the same comparable period in 2013. Revenues are generated by the Company charging licensing and technology fees to brokers, distributors, banks and hedge funds and related parties, (collectively referred to as “Customers”), which the Company has acquired the rights to sell pursuant to the Dragon Tradebook Risk Management & Trade Infrastructure Non Exclusive Software Distribution Agreement (the “Agreement”) with Dragon Malaysia Limited (“Dragon Malaysia”) and the Asset Purchase Agreement with Zentrum Limited. The Company charged licensing and technology fees to related parties and recorded revenues of $2,025,000 for the three months ended June 30, 2014.

The licenses provide the software platform which allows Customers to use our back-end intellectual property and software to facilitate trades. The Company executed Service and Distribution Agreements with twelve (12) Customers (brokers, distributors, hedge fund managers, etc. one (1) of which was a related party) for a period from April 1, 2014 to June 30, 2014, whereby the Company charged fixed licensing/technology fees. The services offered and license fees charged to its Customers are based upon the account size of funds and trade volumes, i.e. less than $100,000 or greater than $100,000. The Company recognizes revenues over the licensing service period included in the Service and Distribution Agreement with its Customers.

Cost of Revenue and Gross Margins

Cost of revenue consists entirely of infrastructure fees paid to Dragon Malaysia pursuant to a TradeBook Risk Management & Trade Infrastructure Non Exclusive Software Distribution Agreement, executed on March 22, 2014. The infrastructure fees recorded for the three months ended June 30, 2014 were $3,600,000 as compared to $0 for the same comparable period in 2013. The infrastructure fees comprised of Dragon Malaysia’s server platform consisting of computer hardware, software, computer infrastructure and networking between the Company and its customers, all system administration and housekeeping, system monitoring and associated support. The Company currently utilizes Dragon’s risk management software, data center usage, technical personnel and licenses by paying a minimum monthly fixed fee of $1,200,000. Minimum fees are determined by the usage of the server resources and are accountable against traded volume.

As a result of the Company’s activities and operations, the gross margin for the three months ended June 30, 2014, was approximately 66%. As the Company’s business matures and sales increase, the Company will recruit its own software/technical personnel to manage its own server platform, data centers, all computer hardware, software, computer infrastructure and servers. The Company will purchase the licenses to use software to make its computer infrastructure and data centers fully operational and efficient. This will result in an increase in operating costs initially and our gross margins will be reduced significantly. However, as the Company’s business picks up and revenues increase, and infrastructure and data centers become fully operational, we anticipate our gross margins to increase.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and 2013 were $458,939 and $6,700, respectively. Operating expenses increased by $452,239 during the three months ended June 30, 2014 when compared to the previous comparable period was primarily due to the increase in depreciation expense of $4,488, increase in commissions of $132,970, increase in payroll of $101,336, increase in travel expense of $64,125, increase in rent of $18,550, and increase in profession fees of $79,587 resulting from professional services incurred in connection with the audit, consulting, legal and reporting requirements of being a public company.

Other Income and Expense

Other income and expense for the three months ended June 30, 2014 and 2013 were $1,561,239 and $0, respectively, primarily consisting of interest expense of $1,561,769 and offsetting by other income of $531. The Company recorded an imputed interest expense of $1,561,769 related to the amortization of debt discounts on two promissory notes for its purchase of intellectual property for the three months ended June 30, 2014.

Noncontrolling Interest

The Company accounted for its 65% owned subsidiary Clone Algo Pte Ltd. and reported net income attributable to a noncontrolling interest of $1,773,705 for the three months ended June 30, 2014. On May 19, 2014, Clone Algo Pte Ltd. issued an additional 2,000,000 shares of its common stock to Niraj Goel for $2,000,000 cash. As a result, the noncontrolling interest in Clone Algo Pte Ltd. was reduced to $36,309,276 as of June 30, 2014. The Company did not have a noncontrolling interest in a subsidiary in 2013.

Net Income

The Company recorded a net income of $3,174,023 for the three months ended June 30, 2014, compared to a net loss of $6,700 for the same comparable period in 2013. The increase in income was primarily due to the increase in revenues and gross margin and control on operating expense for the three months ended June 30, 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $5,864,939 at June 30, 2014 compared to $6,991,013 at March 31, 2014. Management expects the Company’s expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional algorithms and apps. The Company anticipates generating licensing and technology revenues over the next twelve months, however, it may be dependent on the proceeds from future debt or equity investments to sustain its operations and implement its business plan. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have an effect on its anticipated results from operations and financial condition. There is no assurance that the Company will be able to obtain necessary amounts of capital or that its estimates of capital requirements will prove to be accurate.

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

Operating activities

Net cash flows used in operating activities was $3,695,620 for the three months ended June 30, 2014 which resulted primarily due to our net income of $3,174,023, income attributable to noncontrolling interest of $1,773,705, depreciation of $4,488, amortization of debt discount of $1,561,769, increase in accounts receivable of $6,530,306, increase in accounts receivable from related party of $1,421,480, increase in due from related party of $139,388, increase in prepaid expense and other current assets of $12,000, decrease in accounts payable and accrued liabilities of $355,358, increase in customer deposit of $40,000, decrease in other current liabilities of $2,500,000 and increase in due to related parties of $708,927.

Investing activities

Net cash flows used in investing activities was $0 for the three months ended June 30, 2014.

Financing activities:

Net cash flows provided by financing activities for the three months ended June 30, 2014 was $2,569,546. Net cash provided by financing activities was primarily attributable to the cash proceeds of $15,944,546 received from the sale of common stock and common stock subscriptions, cash proceeds of $2,000,000 received from noncontrolling interest, cash paid for note payable to a related party of $13,500,000 and cash paid for note payable of $1,875,000.

The Company continues to use traditional and/or debt financing as well as sales of its common stock to provide the capital for its business operations.

As a result of the above activities, the Company recorded a net decrease in cash of $1,126,074 for the three months ended June 30, 2014. As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $76,227,809 as of June 30, 2014 and has available cash of $5,864,939 as of June 30, 2014 to meet its current obligations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our financial statements for the period ended June 30, 2014, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104.

The Company's main source of revenue is from the licensing fees that brokers, distributors, hedge funds, and banks pay for licensing our Clone Algo Applications based on the type of trading in which their customers (our users) are engaged in.  Each user has multiple accounts running different algorithms for different asset classes.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement.

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

Variable Interest Entity

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation” which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE")” unless any one of four conditions exist:

●	The reporting entity, its related parties, or both participated significantly in the design or redesign of the legal entity;
●	The legal entity is designed so that substantially all of its activities involve or are conducted on behalf of the reporting entity;
●	The reporting entity and its related parties provide more than half of the total of the equity, subordinated debt, and other forms of subordinated;
●	The activities of the legal entity are primarily related to the securitizations or other forms of asset-backed financings or single

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of June 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have a small number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control over Financial Reporting

Management regularly reviews our system of internal control over financial reporting and makes changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1, 2014 and June 30, 2014, the Company received cash of $15,944,546 from foreign investors under private placement subscription agreements for the purchase of its $0.001 par value common stock at a purchase price of $8.00 per share.  The offering was part of a larger funding effort which continued through May of 2014, at which time the Company received subscriptions for a total of $40,000,000 through the sale of 5,000,000 shares of its $0.001 par value common stock at a purchase price of $8.00 per share. As of June 30, 2014, the subscription documents were completed for all 5,000,000 shares. The Company has received $22,928,910 cash from the offering as of June 30, 2014 and issued the stock for that cash. Investors paid $1,755,342 as of June 30, 2014 that was received and recorded as subscription receivables because the Company has not yet issued the stock for that cash.

The shares of common stock in these offerings were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”) and/or Regulation S promulgated under the Securities Act (“Regulation S”).  We made this determination based on the representations of each Purchaser which included, in pertinent part, that each such Purchaser was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D, (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act or (c) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S and upon such further representations from each Purchaser that (i) such Purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the Purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the Purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the Purchaser had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the Purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Schema	Filed herewith

101.CAL*	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF*	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB*	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE*	XBRL Taxonomy Presentation Linkbase	Filed herewith

* Filed herewith.

**In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2015

Clone Algo Inc.

/s/ Nitin Damodaran
Name: Nitin Damodaran
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

