Form 10-Q
period 2014-09-30
Clone Algo Inc.
filed 2015-02-13
CIK 1498388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2014

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

Yes ☐    No ☑

As of February 12, 2015, the registrant had 708,142,662 shares of its common stock outstanding.

CLONE ALGO INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

CLONE ALGO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalent	$7,226,734	$6,991,013
Accounts receivable	4,630,318	1,504,060
Accounts receivable - related parties	-	603,520
Due from related parties	3,178,945	-
Prepaid expenses and other current assets	30,086	13,200
Total current assets	15,066,083	9,111,793

Property and equipment	79,890	88,964

Total Assets	$15,145,973	$9,200,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$95,609	$420,303
Other current liabilities	-	2,500,000
Customer deposits	1,532,500	-
Due to related parties	870,428	3,296,214
Note payable - related party, current portion	8,749,974	13,942,652
Note payable - current portion	8,875,000	9,165,128
Total current liabilities	20,123,511	29,324,297

Note payable to related party, net of discount of $23,004,172 at September 30, 2014 and $25,591,098 at March 31, 2014	66,995,828	80,466,250

Note payable, net of discount of $2,103,175 at September 30, 2014 and $2,639,788 at March 31, 2014	8,646,825	9,695,084

Total Liabilities	95,766,164	119,485,631

Commitment and contingencies

Stockholders' equity (deficit)
Clone Algo, Inc. and Subsidiaries Stockholders' Equity (Deficit)
Preferred stock; $0.001 par value; 200,000,000 shares authorized; 150,000,000 shares and 0 shares issued and outstanding at September 30, 2014 and March 31, 2014	150,000	150,000
Common stock; $0.001 par value; 750,000,000 shares authorized; 697,646,696 shares and 695,000,000 shares issued and outstanding at September 30, 2014 and March 31, 2014	697,647	695,000
Additional paid-in capital	22,541,496	1,370,575
Stock payable	4,266,824	6,984,364
Accumulated earnings (deficit)	(73,493,764)	(79,401,832)
Total Clone Algo Inc. and subsidiaries stockholders' equity	(45,837,797)	(70,201,893)
Non-controlling interest in consolidated subsidiary	(34,782,394)	(40,082,981)
Total Liabilities and Stockholders' Equity (Deficit)	$15,145,973	$9,200,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLONE ALGO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013

Revenues
Licensing fees	$7,504,572	$-	$16,047,478	$-
Licensing fees - related parties	2,227,500	-	4,252,500	-
Total revenues	9,732,072	-	20,299,978

Cost of revenues	3,600,000	-	7,200,000	-

Gross profit	6,132,072	-	13,099,978	-

Operating expenses
Depreciation and amortization	4,586	-	9,074	-
Selling, general and administrative	296,668	7,452	751,120	14,152
Total operating expenses	301,254	7,452	760,194	14,152

Income (Loss) from operations	5,830,818	(7,452)	12,339,784	(14,152)

Other income and (expense)
Interest income	16	-	547	-
Interest expense	(1,561,770)	-	(3,123,539)	-
Realized gain (loss) on investments	(8,136)	-	(8,136)	-
Total other income and (expense)	(1,569,891)	-	(3,131,129)	-

Income from operations before income tax	4,260,928	(7,452)	9,208,656	-
Provision for income taxes	-	-	-	-

Net income (loss) applicable to common stock before allocation to noncontrolling interest	4,260,928	(7,452)	9,208,656	(14,152)

Less: net income attributable to noncontrolling interest	1,526,882	-	3,300,587	-

Net income (loss) attributable to Clone Algo, Inc. common stock	$2,734,045	$(7,452)	$5,908,068	$(14,152)

Basic and diluted net income (loss) per common share applicable to Clone Algo, Inc. common stock	$0.00	$(0.00)	$0.01	$(0.01)

Weighted average common shares outstanding - basic and diluted	697,646,696	2,000,000	697,202,689	2,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLONE ALGO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to Clone Algo, Inc. common stock	$5,908,068	$(14,152)
Net income attributable to noncontrolling interest	3,300,587	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,074	-
Amortization of debt discount	3,123,539	-
Changes in operating assets and liabilities:
Accounts receivable	(3,126,258)	-
Accounts receivable - related party	603,520	-
Due from related parties	(3,178,945)	-
Prepaid expense	(16,886)	-
Accounts payable and accrued liabilities	(324,694)	9,069
Other current liabilities	(2,500,000)	-
Customer deposits	1,532,500	-
Accounts payable - related party	(2,425,786)	5,083
Net cash provided by operating activities	2,904,719	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Noncontrolling interest in Clone Algo Pte Ltd	2,000,000	-
Proceeds from sale of common stock, net	18,456,028	-
Cash paid for note payable to related party	(21,250,026)	-
Cash paid for note payable	(1,875,000)	-
Net cash used in financing activities	(2,668,998)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	235,721	-

CASH AND CASH EQUIVALENTS, AT THE BEGINNING OF THE PERIOD	6,991,013	-

CASH AND CASH EQUIVALENTS, AT THE END OF THE PERIOD	$7,226,734	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments and business acquisition adjustments, necessary to present fairly the financial position at September 30, 2014, and the results of operations and cash flows for the six months ended September 30, 2014. The balance sheet at March 31, 2014 is derived from the Company’s audited financial statements.

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

SEPTEMBER 30, 2014

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

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Cash and Cash Equivalents

The Company considers all cash on hand, cash depository accounts held at brokers not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. At September 30, 2014 and March 31, 2014, the Company has $0 and $0 of cash equivalents.

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

SEPTEMBER 30, 2014

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of September 30, 2014.

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

As of September 30, 2014 and March 31, 2014, there were 1,500,000,000 potentially dilutive common shares outstanding during the period all of which pertain to the 150,000,000 series A preferred shares outstanding which are convertible, at the holder’s option, into ten (10) shares of the Company’s common stock.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

Amount
Balance - March 31, 2014	$1,504,060
Invoices billed	16,047,478
15,551,538
Collections received	(12,921,220)
Ending balance – September 30, 2014 (Unaudited)	$4,630,318

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Accounts receivable are comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance is recorded that reflects management’s best estimate of the amounts that will not be collected. Management reviews each accounts receivable balance that exceeds 60 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2014 and March 31, 2014, the Company did not record a reserve for doubtful accounts.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due from Related Parties

As of September 30, 2014, the Company has a balance due from Dragon Holdings AG in the amount of $588. Dragon Holdings AG’s majority shareholder and non-executive chairman is Mr. Niraj Goel, who is also a majority shareholder in the Company.

The Company, at times, takes advantage of saving fees as a result of currency exchange, and requests its customers to send payments directly to its vendors. During the six months ended September 30, 2014, five customers of the Company wire-transferred their payments totaling $10,472,000 in settlement of their obligations directly to Dragon Malaysia. As of September 30, 2014, payments from customers to Dragon Malaysia were in aggregate greater than the obligations owed to Dragon Malaysia by the Company for infrastructure fees, which resulted in a due from Dragon Malaysia in the amount of $2,894,972. Dragon Malaysia Limited is a wholly-owned subsidiary of Dragon Holdings AG, of which Mr. Niraj Goel, a majority shareholder of the Company, is a non-executive Chairman and a majority shareholder.

As of September 30, 2014, the Company has advanced $283,384 to an entity that is majority owned by Niraj Goel, our majority shareholder. The advance to the related entity is non-interest bearing and due on demand.

As of September 30, 2014 and March 31, 2014, the Company has an aggregate balance due from related parties of $3,178,945 and $0, respectively.

Due to Related Parties

As of September 30, 2014 and March 31, 2014, the Company is obligated to pay in the ordinary course of business $85,386 and $0, respectively, to a related entity that is majority owned by Niraj Goel.

The Company’s former Chief Executive Officer, a related party, has advanced funds to the Company from time to time in order to support the working capital requirements of the Company. As of September 30, 2014 and March 31, 2014, $7,542 and $34,957 remained due to the related party for advances. All funds advanced by the former Chief Executive Officer are unsecured, bear no interest, and are due upon demand.

For the three months and six months ended September 30, 2014, the Company rendered technology services to an entity controlled by the former Chief Executive Officer through a 17% indirect ownership. The Company recorded $2,227,500 and $4,252,500 in revenues from this entity for the three months and six months ended September 30, 2014, which approximated 23% and 21% of the total revenues for such periods. The Company has received $5,030,000 from this related party for the six months ended September 30, 2014, and has recorded the excess payment of $777,500 received from the related parties as a customer deposit in the accompanying financial statements as of September 30, 2014.

As of September 30, 2014 and March 31, 2014, the Company has an aggregate balance due to related parties of $870,428 and $3,296,214, respectively.

Intellectual Property Purchase Agreement

On March 10, 2014, Algo Markets entered into an intellectual property purchase agreement between Algo Markets and Dragon Malaysia Limited, a wholly-owned subsidiary of Dragon Holdings AG, of which Mr. Niraj Goel is a non-executive Chairman and a majority shareholder, for purchase of intellectual property for $128,000,000. The Company is indebted to Dragon Malaysia Limited pursuant to a promissory note of $120,000,000 (See Note 5) of which $98,749,974 remains unpaid as of September 30, 2014 for the acquisition cost of intellectual property.

Licensing Agreement

The Company currently utilizes Dragon Malaysia’s risk management software, data center usage, technical personnel and licenses pursuant to an agreement dated March 22, 2014, and agreed to pay a fixed minimum monthly infrastructure fee of $1,200,000. The Company recorded infrastructure expense of $3,600,000 and $7,200,000 as cost of revenues for the three months and six months ended September 30, 2014.Dragon Malaysia Limited is a wholly-owned subsidiary of Dragon Holdings AG, of which Mr. Niraj Goel, a majority shareholder of the Company, is a non-executive Chairman and a majority shareholder.

The Company’s 65% owned subsidiary Clone Algo Pte Ltd. has only one Board Member/Director, Niraj Goel, who is also the majority shareholder in Clone Algo, Inc. The remaining 35% of Clone Algo Pte Ltd. is owned by Niraj Goel.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 5 – NOTE PAYABLE – RELATED PARTY

Note payable to related party consists of:

	September 30, 2014	March 31, 2014
	(Unaudited)
Note payable – related party, principal balance of $120,000,000, payable in sixty (60) monthly installments of $2,000,000 each, starting May 30, 2014 (P/Note 1)	$98,749,974	$120,000,000
Less: debt discount	(23,004,172)	(25,591,098)
Note payable – related party, net of discount	75,745,802	94,408,902
Less: current portion	(8,749,974)	(13,942,652)
Note payable – related party, long term	$66,995,828	$80,466,250

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

Pursuant to the terms of P/Note 1, the payments to related party are subject to Earn out period of 10 years beginning April 1, 2014 to March 21, 2023. Earn out will be settled on a yearly basis. Earn out means an amount in cash equal to the amount determined pursuant to one, but only one, of the following clauses:

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

In connection with the issuance of the Note 1, the Company has recorded an imputed interest on the note payable at the annual interest rate of 10% over the term of the Note. As a result, the Company recorded a debt discount in the amount of $25,869,262 on Note 1 which is being amortized to interest expense over the life of the P/Note 1 (Sixty months). The Company has recorded interest expense of $1,293,463 and $2,586,926 related to the amortization of debt discount related to P/Note 1 for the three months and six months ended September 30, 2014. The Company did not have Note 1 for the comparable periods in 2013.

The Company has paid $24,510,026 towards the note payable to related party as of September 30, 2014.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Commitments (excluding the clause of Earn out) as of March 31:	Amount
2015	$12,000,000
2016 to 2019	86,749,974
Total	$98,749,974

NOTE 6 – NOTE PAYABLE

Note payable consists of:
	September 30, 2014	March 31, 2014
	(Unaudited)
Note payable, principal balance of $21,500,000, to a third party, payable in 10 equal quarterly payments of $2,150,000, starting April 30, 2014 (P/Note 2)	$19,625,000	$21,500,000
Less: debt discount	(2,103,175)	(2,639,788)
Note payable, net of discount	17,521,825	18,860,212
Less: current portion	(8,875,000)	(9,165,128)
Note payable, long term	$8,646,825	$9,695,084

On March 10, 2014, Algo Markets entered into an asset purchase agreement with a third party, pursuant to which the seller sold 12 algorithms related to online financial markets trading for $24,000,000. Algo Markets agreed to pay $2,500,000 to the seller at closing and the remaining balance of $21,500,000 is payable in ten (10) equal quarterly installments of $2,150,000 each, starting April 30, 2014 (P/Note 2).  For the six months ended September 30, 2014, the Company paid $4,375,000 to the third party, of which $2,500,000 was due to the third party at the closing in March 2014 and was recorded as other current liability as of March 31, 2014, and $1,875,000 was paid towards the note payable.

In connection with the issuance of the P/Note 2, the Company has recorded an imputed interest on the note payable at the annual interest rate of 10% over the term of the Note 2. As a result, the Company recorded a debt discount in the amount of $2,683,063 on Note 2 which is being amortized to interest expense over the life of the P/Note 2. The Company has recorded interest expense of $268,306 and $536,613 related to the amortization of debt discount related to the Note 2 for the three months and six months ended September 30, 2014. The Company did not have Note 2 for the comparable periods in 2013.

Commitments as of March 31,:	Amount
2015	$4,300,000
2016 to 2017	15,325,000
Total	$19,625,000

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2014 was 200,000,000 authorized shares of preferred stock, and 750,000,000 authorized shares of common stock, both with a par value of $0.001 per share.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Preferred Stock

The Company has 150,000,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2014, issued to Niraj Goel, the Company’s non-executive director. Each share of Series A Preferred Stock is convertible, at the holder’s option, into ten (10) shares of the Company’s common stock, and each share of Series A Preferred Stock entitles the holder to fifty (50) votes for every one vote a holder of one share of the Company’s common stock. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary for each share of Series A Preferred Stock, the Holders shall not be entitled to receive any amount out of the assets, whether capital or surplus, of the Corporation.

Common Stock

Between April 1, 2014 and September 30, 2014, the Company received cash of $18,456,028 from foreign investors under private placement subscription agreements for the purchase of its $0.001 par value common stock at a purchase price of $8.00 per share.  The offering was part of a larger funding effort which continued through May of 2014, at which time the Company received subscriptions for a total of $40,000,000 through the sale of 5,000,000 shares of its $0.001 par value common stock at a purchase price of $8.00 per share. The Company has issued 2,646,696 shares of common stock during the six months ended September 30, 2014. The Company had received cash of $6,984,364 as of March 31, 2014 for stock subscriptions and did not issue any shares as of March 31, 2014. Common shares for receipt of cash for stock subscriptions of $4,266,824 remain unissued as of September 30, 2014 and the value of consideration received are recorded as stock payable at September 30, 2014.

On April 9, 2014 and April 14, 2014, the Company received $695,000 and $1,600,000, respectively, from Niraj Goel for the purchase of 2,295,000 shares of Clone Algo Pte Ltd. These shares were issued and outstanding as of March 31, 2014.

On May 19, 2014, our 65% owned subsidiary, Clone Algo Pte Ltd., issued an additional 2,000,000 shares of its common stock to Niraj Goel for $2,000,000 cash. During the six months ended September 30, 2014, Clone Algo Pte Ltd. issued an additional 3,714,286 shares of its common stock to our parent company, Clone Algo, Inc. for $3,714,286 cash.

The sale and the issuance of the shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”) and/or Regulation S promulgated under the Securities Act (“Regulation S”).  Management made this determination based on the representations of each Purchaser which included, in pertinent part, that each such Purchaser was (a) an “accredited investor” within the meaning of Rule 501 of Regulation D, (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act or (c) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S and upon such further representations from each Purchaser that (i) such Purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the Purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the Purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the Purchaser had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) the Purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

CLONE ALGO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

As a result of such stock issuances, the Company has 697,646,696 shares of common stock issued and outstanding as of September 30, 2014.

Equity Compensation Plan

The Company has adopted the 2014 Officers’ Stock Plan on March 17, 2014, but has not granted any stock options at this time.

NOTE 8 – CONCENTRATIONS

During the three months and six months ended September 30, 2014, six customers accounted for approximately 98% and 90% of the total revenues earned by the Company. The Company did not earn any revenues for the three months and six months ended September 30, 2013.

As of September 30, 2014, the Company has $6,984,871 of cash investments held in a foreign account.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 – Subsequent Events and has determined that no other material subsequent events exists other than listed below:

On December 19, 2014, Algo Markets Limited and Dragon Malaysia entered into an agreement to settle $80 million of Dragon Malaysia’s debt by issuance of 10,000,000 shares of the Company’s common stock valued at $8 per share. The Company issued 10,000,000 shares to Dragon Malaysia on January 29, 2015.

On January 29, 2015, the Company issued 495,966 shares of common stock to two shareholders from whom the Company had received $3,967,728 in cash pursuant to the private placement offering (See Note 7). This amount is recorded as stock payable as of September 30, 2014.

The Company received an additional $345,141 of cash for stock subscriptions as of February 12, 2015.

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

Clone Algo began its substantive operations in March 2014 by acquiring intellectual property and algorithms, and developing algorithms, mobile apps (as well as desktop software) in four different areas – financial markets trading, insurance, hotel booking, and retail banking. We have released the Clone Algo App Suite of products which had approximately 6,000 users as of February 12, 2015.

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

Results of Operations

Comparison of the three months and six months ended September 30, 2014 and 2013

Revenues

For the three months and six months ended September 30, 2014, revenues increased to $9,732,072 and $20,299,978 compared to $0 for the same comparable periods in 2013. Revenues are generated by the Company charging licensing and technology fees to brokers, distributors, banks and hedge funds and related parties, (collectively referred to as “Customers”). The Company has acquired the rights to sell the technology pursuant to the Dragon Tradebook Risk Management & Trade Infrastructure Non Exclusive Software Distribution Agreement (the “Agreement”) with Dragon Malaysia Limited (“Dragon Malaysia”) and the Asset Purchase Agreement with Zentrum Limited. The Company charged licensing and technology fees to a related party and recorded revenues of $2,227,500 and $4,252,500 for the three months and six months ended September 30, 2014.

The licenses provide the software platform which allows Customers to use our back-end intellectual property and software to facilitate trades. The Company executed Service and Distribution Agreements with twelve (12) Customers (brokers, distributors, hedge fund managers, etc. one (1) of which was a related party) for a period from April 1, 2014 to September 30, 2014, whereby the Company charged a fixed licensing/technology fee. The services offered and license fees charged to its Customers are based upon the account size of funds and trade volumes, i.e. less than $100,000 or greater than $100,000. The Company recognizes revenues over the licensing service period included in the Service and Distribution Agreement with its Customers.

Cost of Revenue and Gross Margins

Cost of revenue consists entirely of infrastructure fees paid to Dragon Malaysia pursuant to a TradeBook Risk Management & Trade Infrastructure Non Exclusive Software Distribution Agreement, executed on March 22, 2014. The infrastructure fees recorded for the three months and six months ended September 30, 2014 was $3,600,000 and $7,200,000 as compared to $0 for the same comparable periods in 2013. The infrastructure fees comprised of Dragon Malaysia’s server platform consisting of computer hardware, software, computer infrastructure and networking between the Company and its customers, all system administration and housekeeping, system monitoring and associated support. The Company currently utilizes Dragon’s risk management software, data center usage, technical personnel and licenses by paying a minimum monthly fixed fee of $1,200,000. Minimum fees are determined by the usage of the server resources and are accountable against traded volume.

As a result of the Company’s activities and operations, the gross margin for the three months and six months ended September 30, 2014, was approximately 63% and 65%, respectively. As the Company’s business matures and sales increase, the Company will recruit its own software/technical personnel to manage its own server platform, data centers, all computer hardware, software, computer infrastructure and servers. The Company will purchase the licenses to use software to make its computer infrastructure and data centers fully operational and efficient. This will result in an increase in operating costs initially and our gross margins will be reduced significantly. However, as the Company’s business picks up and revenues increase, and infrastructure and data centers become fully operational, we anticipate our gross margins to increase.

Operating Expenses

Operating expenses for the three months and six months ended September 30, 2014 were $301,254 and $760,194, and for the same comparable period of 2013 were$7,452 and $14,152, respectively. Operating expenses increased by $293,802 and $746,042 for the three months and six months ended September 30, 2014 when compared to the previous comparable periods primarily due to (i) increase in depreciation expense of $4,586 and $9,074, (ii) increase in commissions of $8,667 and $141,637, (iii) increase in payroll of $153,334 and $270,356, (iv) increase in travel expense of $9,388 and $73,513, (v) increase in rent of $10,900 and $29,450, and (vi) increase in professional fees of $90,407 and $173,534 resulting from professional services incurred in connection with the audit, consulting, legal and reporting requirements of being a public company.

Other Income and Expense

Other income and expense for the three months and six months ended September 30, 2014 were $1,569,891 and $3,131,129, compared to $0 and $0 for the same comparable periods in 2013. Other income and expense primarily consisted of interest expense of $1,561,769 and $3,123,539 for the three months and six months ended September 30, 2014 offsetting interest income of $16 and $547 for the same periods. The Company recorded an imputed interest expense of $1,561,769 and $3,123,589 related to the amortization of debt discounts on two promissory notes for its purchase of intellectual property for the three months and six months ended September 30, 2014. In addition, the Company recorded a realized loss of $8,136 and $8,136 on investments for the three months and six months ended September 30, 2014. The Company realized a loss in using its own developed algorithms for investing in foreign currency transactions. The Company did not invest in foreign exchange transactions in the comparable periods in 2013.

Noncontrolling Interest

The Company accounted for its 65% owned subsidiary Clone Algo Pte Ltd. and reported net income attributable to a noncontrolling interest of $1,526,882 and $3,300,587 for the three months and six months ended September 30, 2014. On May 19, 2014, Clone Algo Pte Ltd. issued an additional 2,000,000 shares of its common stock to Niraj Goel for $2,000,000 cash. As a result, the noncontrolling interest in Clone Algo Pte Ltd. was reduced to $34,782,394 as of September 30, 2014. The Company did not have a noncontrolling interest in a subsidiary in 2013.

Net Income

The Company recorded a net income of $5,908,068 for the six months ended September 30, 2014, compared to a net loss of $14,152 for the same comparable period in 2013. The increase in income was primarily due to the increase in revenues and gross margin and control on operating expense for the six months ended September 30, 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $7,226,734 at September 30, 2014 compared to $6,991,013 at March 31, 2014. Management expects the Company’s expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional algorithms and apps. The Company anticipates generating licensing and technology revenues over the next twelve months, however, it may be dependent on the proceeds from future debt or equity investments to sustain its operations and implement its business plan. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have an effect on its anticipated results from operations and financial condition. There is no assurance that the Company will be able to obtain necessary amounts of capital or that its estimates of capital requirements will prove to be accurate.

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

Operating activities

Net cash flows provided by operating activities was $2,904,719 for the six months ended September 30, 2014 which resulted primarily due to our net income of $5,908,068, income attributable to noncontrolling interest of $3,300,587, depreciation of $9,074, amortization of debt discount of $3,123,539, increase in accounts receivable of $3,126,258, decrease in accounts receivable from related party of $603,520, increase in due from related party of $3,178,945, increase in prepaid expense and other current assets of $16,886, decrease in accounts payable and accrued liabilities of $324,694, decrease in other current liabilities of $2,500,000, increase in customer deposit of $1,532,500, and decrease in due to related parties of $2,425,786.

Investing activities

Net cash flows used in investing activities was $0 for the six months ended September 30, 2014.

Financing activities

Net cash flows used in financing activities for the six months ended September 30, 2014 was $2,668,998. Net cash used in financing activities was primarily attributable to the cash proceeds of $2,000,000 received from noncontrolling interest, cash proceeds of $18,456,028 received from the sale of common stock and common stock subscriptions, cash paid for note payable to a related party of $21,250,026 and cash paid for note payable of $1,875,000.

The Company continues to use traditional and/or debt financing as well as sales of its common stock to provide the capital for its business operations.

As a result of the above activities, the Company recorded a net increase in cash of $235,721 for the six months ended September 30, 2014. As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $73,493,764 as of September 30, 2014 and has available cash of $7,226,734 as of September 30, 2014 to meet its current obligations.

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

While our significant accounting policies are described in more detail in Note 2 of our financial statements for the period ended September 30, 2014, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of September 30, 2014.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between July 1, 2014 and September 30, 2014, the Company received cash of $2,511,482 from foreign investors under private placement subscription agreements for the purchase of its $0.001 par value common stock at a purchase price of $8.00 per share.  The offering was part of a larger funding effort which continued through May of 2014, at which time the Company received subscriptions for a total of $40,000,000 through the sale of 5,000,000 shares of its $0.001 par value common stock at a purchase price of $8.00 per share. As of September 30, 2014, the subscription documents were completed for all 5,000,000 shares. The Company has received $22,722,852 cash from the offering as of June 30, 2014 and issued the stock for that cash. Investors paid $4,266,824 as of September 30, 2014 that was received and recorded as subscription receivables because the Company has not yet issued the stock for that cash.

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

Date: February 12, 2015

Clone Algo Inc.

/s/ Nitin Damodaran
Name: Nitin Damodaran
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

